Form 10QSB
period 1995-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1995-05-10
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  March 31, 1995

              Commission file number:  0-14264


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
  (Exact Name of Small Business Issuer as Specified in its
                          Charter)


      State of Minnesota                   41-1525197
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
          (Address of Principal Executive Offices)

                        (612) 227-7333
                 (Issuer's telephone number)


                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X         No

       Transitional Small Business Disclosure Format:

                      Yes             No    X




        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                            INDEX


                                                                        Page

PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1995 and December 31, 1994         3

         Statements for the Periods ended March 31, 1995 and 1994:

           Income                                                         4

           Cash Flows                                                     5

           Changes in Partners' Capital                                   6

         Notes to Financial Statements                                  7 - 9

 Item 2. Management's Discussion and Analysis                             9

PART II. Other Information

 Item 1. Legal Proceedings                                               10

 Item 2. Changes in Securities                                           10

 Item 3. Defaults Upon Senior Securities                                 10

 Item 4. Submission of Matters to a Vote of Security Holders             10

 Item 5. Other Information                                               10

 Item 6. Exhibits and Reports on Form 8-K                                10

        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                        BALANCE SHEET

            MARCH 31, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                          1995             1994
CURRENT ASSETS:
   Cash                                               $  254,164        $  268,922
   Receivables                                             1,426                 0
                                                      -----------       -----------
        Total Current Assets                             255,590           268,922
                                                      -----------       -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                1,783,745         1,783,745
   Buildings and Equipment                             3,000,246         3,000,246
   Accumulated    Depreciation                        (1,173,877)       (1,138,636)
                                                      -----------       -----------
        Net Investments in Real Estate                 3,610,114         3,645,355
                                                      -----------       -----------
              Total Assets                            $3,865,704        $3,914,277
                                                      ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.               $   24,108        $    9,953
   Distributions Payable                                  87,579           120,864
   Unearned Rent                                           9,616                 0
                                                      -----------       -----------
        Total Current Liabilities                        121,303           130,817
                                                      -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (27,153)          (26,763)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      6,844 Units outstanding                          3,771,554         3,810,223
                                                      -----------       -----------
        Total Partners' Capital                        3,744,401         3,783,460
                                                      -----------       -----------
           Total Liabilities and Partners' Capital    $3,865,704        $3,914,277
                                                      ===========       ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                         1995              1994
INCOME:
   Rent                                               $  139,875         $  136,037
   Investment Income                                       3,603              2,227
                                                      -----------        -----------
        Total Income                                     143,478            138,264
                                                      -----------        -----------

EXPENSES:
   Partnership  Administration - Affiliates               28,961             21,679
   Partnership Administration and Property
      Management - Unrelated Parties                      21,823             20,411
   Depreciation                                           35,241             35,241
                                                      -----------        -----------
        Total Expenses                                    86,025             77,331
                                                      -----------        -----------

NET INCOME                                            $   57,453         $   60,933
                                                      ===========        ===========

NET INCOME ALLOCATED:
   General Partners                                   $      575         $      609
   Limited Partners                                       56,878             60,324
                                                      -----------        -----------
                                                         $57,453            $60,933
                                                      ===========        ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (6,844 and 6,867 weighted average Units
  outstanding in 1995 and 1994, respectively)         $     8.31         $     8.78
                                                      ===========        ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                        1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                      $    57,453         $    60,933

    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation                                        35,241              35,241
     (Increase) Decrease in Receivables                  (1,426)             21,191
     Increase (Decrease)in Payable to
        AEI Fund Management, Inc.                        14,155              (9,521)
     Increase in Unearned Rent                            9,616               9,576
                                                       ----------         ----------
        Total Adjustments                                57,586              56,487
                                                       ----------         ----------
        Net Cash Provided by
        Operating Activities                            115,039             117,420
                                                       ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable        (33,285)             20,662
    Distributions to Partners                           (96,512)           (119,641)
                                                       ----------         ----------
        Net Cash Used for
        Financing Activities                           (129,797)            (98,979)
                                                       ----------         ----------

NET INCREASE (DECREASE) IN CASH                         (14,758)             18,441

CASH, beginning of period                               268,922             206,767
                                                       ----------         ----------

CASH, end of period                                   $ 254,164           $ 225,208
                                                      ===========         ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)


                                           General       Limited
                                           Partners      Partners       Total

BALANCE,  December 31, 1993             $  (25,229)    $ 3,962,017    $ 3,936,788

    Distributions                           (1,196)       (118,445)      (119,641)

    Net  Income                                609          60,324         60,933
                                        -----------     -----------    -----------
BALANCE,  March 31, 1994               $   (25,816)    $ 3,903,896    $ 3,878,080
                                        ===========     ===========    ===========


BALANCE,  December 31, 1994            $   (26,763)    $ 3,810,223    $ 3,783,460

   Distributions                              (965)        (95,547)       (96,512)

    Net  Income                                575          56,878         57,453
                                        -----------     -----------    -----------
BALANCE,  March 31, 1995               $   (27,153)    $ 3,771,554    $ 3,744,401
                                        ===========     ===========    ===========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995

                         (Unaudited)


(1)The condensed statements included herein have been prepared by the Partnership, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)Organization -

     AEI   Real   Estate   Fund  85-B  Limited   Partnership
     (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-B, Inc. (NLM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner of the Partnership. An affiliate of NLM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated on February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(2)Organization - (Continuted)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items
     (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized approximately $1,426 of additional rent from the lessee of the Automax in Minneapolis, Minnesota, as a result of an increase in sales for the lease year ended December 31, 1994.

      During the first three months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,823 and $20,411, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

     As of March 31, 1995, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

      During 1994, four Limited Partners redeemed a total of
22.5 Partnership Units for $14,798 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty Limited Partners redeemed 633 Partnership Units for $518,898. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

      Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the terms of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

                 PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There  are  no material pending legal proceedings  to
  which  the  Partnership  is  a  party  or  of  which   the
  Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits - None.
      b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1995           AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer