Form 10QSB
period 1995-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1995-08-10
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549

			 FORM 10-QSB

	 Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

	    For the Quarter Ended:  June 30, 1995

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


			    INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of June 30, 1995 and  December 31, 1994

	  Statements for the Periods ended June 30, 1995 and 1994:

	    Income

	    Cash Flows

	    Changes in Partners' Capital

	  Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission  of Matters to a  Vote  of  Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K



	AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

			BALANCE SHEET

	     JUNE 30, 1995 AND DECEMBER 31, 1994

			 (Unaudited)

			   ASSETS

						     1995              1994
CURRENT ASSETS:
   Cash                                          $  270,452         $  268,922

INVESTMENTS IN REAL ESTATE:
   Land                                           1,783,745          1,783,745
   Buildings and Equipment                        3,000,246          3,000,246
   Accumulated Depreciation                      (1,209,117)        (1,138,636)
						  ----------         ----------
	Net Investments in Real Estate            3,574,874          3,645,355
						  ----------         ----------
	      Total Assets                       $3,845,326         $3,914,277
						  ==========         ==========

	       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $   26,902         $    9,953
   Distributions Payable                             87,579            120,864
   Unearned Rent                                      9,616                  0
						  ----------         ----------
	Total Current Liabilities                   124,097            130,817
						  ----------         ----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                 (27,385)           (26,763)
   Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,844 Units outstanding                      3,748,614          3,810,223
						  ----------         ----------
      Total Partners' Capital                     3,721,229          3,783,460
						  ----------         ----------
	Total Liabilities and Partners' Capital  $3,845,326         $3,914,277
						  ==========         ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.



	AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

		     STATEMENT OF INCOME

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)


					Second Quarter Ended   Six Months Ended
					 6/30/95   6/30/94     6/30/95  6/30/94
INCOME:
   Rent                                 $138,658  $138,030  $278,533  $274,067
   Investment Income                       3,553     1,921     7,156     4,148
					--------   -------  --------  --------
	Total Income                     142,211   139,951   285,689   278,215
					--------   -------  --------  --------

EXPENSES:
  Partnership Administration - Affiliates 21,208    25,649    50,169    47,328
  Partnership Administration and Property
      Management - Unrelated Parties      12,422     4,245    34,245    24,656
  Depreciation                            35,240    35,240    70,481    70,481
					--------  --------  --------  --------
	Total Expenses                    68,870    65,134   154,895   142,465
					--------  --------  --------  --------

NET INCOME                              $ 73,341  $ 74,817  $130,794  $135,750
					========  ========  ========  ========

NET INCOME ALLOCATED:
   General Partners                     $    733  $    749  $  1,308  $  1,358
   Limited Partners                       72,608    74,068   129,486   134,392
					--------  --------  --------  --------
					$ 73,341  $ 74,817  $130,794  $135,750
					========  ========  ========  ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,844 and 6,867 weighted average
  Units outstanding in 1995 and 1994,
  respectively)                         $  10.61  $  10.79  $  18.92  $ 19.57
					========  ========  ========  ========



    The accompanying Notes to Financial Statements are an integral part of this statement.





	AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

		   STATEMENT OF CASH FLOWS

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)

						       1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $  130,794      $  135,750

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      70,481          70,481
     Decrease in Receivables                                0          23,403
     Increase (Decrease)in Payable to
	AEI Fund Management, Inc.                      16,949          (1,755)
     Increase in Unearned Rent                          9,616          30,077
						    ---------       ---------
	Total Adjustments                              97,046         122,206
						    ---------       ---------
	Net Cash Provided by
	Operating Activities                          227,840         257,956
						    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in Long-Term Note Receivable                  0          20,060
						    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (33,285)         (2,469)
   Distributions to Partners                         (193,025)       (216,153)
						    ---------       ---------
	Net Cash Used for
	Financing Activities                         (226,310)       (218,622)
						    ---------       ---------

NET INCREASE IN CASH                                    1,530          59,394

CASH, beginning of period                             268,922         206,767
						    ---------       ---------

CASH, end of period                                $  270,452      $  266,161
						    =========       =========



    The accompanying Notes to Financial Statements are an integral part of this statement.




	AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

	  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)


				       General       Limited
				       Partners      Partners       Total

BALANCE,  December 31, 1993          $  (25,229)    $3,962,017     $3,936,788

   Distributions                         (2,162)      (213,991)      (216,153)

   Net  Income                            1,358        134,392        135,750
				       ----------    ----------     ----------
BALANCE,  June 30, 1994              $  (26,033)    $3,882,418     $3,856,385
				       ==========    ==========     ==========


BALANCE,  December 31, 1994          $  (26,763)    $3,810,223     $3,783,460

   Distributions                         (1,930)      (191,095)      (193,025)

   Net  Income                            1,308        129,486        130,794
				       ----------    ----------     ----------
BALANCE,  June 30, 1995              $  (27,385)    $3,748,614     $3,721,229
				       ==========    ==========     ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.



	AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS

			JUNE 30, 1995

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $1,426 of additional rent from the lessee of the Automax in Minneapolis, Minnesota, as a result of an increase in sales for the lease year ended December 31, 1994.

      During the first six months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,245 and $24,656, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

      As of June 30, 1995, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


Dated:  August 10, 1995       AEI Real Estate Fund 85-B
			      Limited Partnership
			      By:  Net Lease Management 85-B, Inc.
			      Its: Managing General Partner



			      By:  /s/ Robert P. Johnson
				       Robert P. Johnson
				       President



			      By:  /s/ Mark E. Larson
				       Mark E. Larson
				       Chief Financial Officer