Form 10QSB
period 1995-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1995-11-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarter Ended:  September 30, 1995

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


                            INDEX




PART I. Financial Information

  Item 1. Balance Sheet as of September 30, 1995 and December 31, 1994

          Statements for the Periods ended September 30, 1995 and 1994:

          Income

          Cash Flows

          Changes in Partners' Capital

        Notes to Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Default Upon Senior Securities

  Item 4. Submission  of Matters to a  Vote  of  Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                        BALANCE SHEET

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                         1995            1994
CURRENT ASSETS:
   Cash                                              $  296,911      $ 268,922
   Receivables                                            2,600              0
                                                      ----------     ---------
        Total Current Assets                            299,511        268,922
                                                      ----------     ---------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,783,745      1,783,745
   Buildings and Equipment                            3,000,246      3,000,246
      Accumulated Depreciation                       (1,244,358)    (1,138,636)
                                                      ----------     ---------
        Net Investments in Real Estate                3,539,633      3,645,355
                                                      ----------     ---------
              Total Assets                           $3,839,144     $3,914,277
                                                      ==========     =========

                LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $   42,695     $    9,953
   Distributions Payable                                 90,072        120,864
   Unearned Rent                                         12,320              0
                                                      ----------     ---------
        Total Current Liabilities                       145,087        130,817
                                                      ----------     ---------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (27,657)       (26,763)
   Limited Partners, $1,000 Unit value;
      7,500 Units autoorized and issued;
      6,844 Units outstanding                         3,721,714      3,810,223
                                                      ----------     ---------
        Total Partners' Capital                       3,694,057      3,783,460
                                                      ----------     ---------
           Total Liabilities and Partners' Capital   $3,839,144     $3,914,277
                                                      ==========     =========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)

                                            Three Months Ended  Nine Months Ended
                                             9/30/95  9/30/94    9/30/95  9/30/94
INCOME:
   Rent                                    $138,761  $138,030    $417,294  $412,097
   Investment Income                          3,643     2,746      10,799     6,894
                                           --------  --------    --------   -------
        Total Income                        142,404   140,776     428,093   418,991
                                           --------  --------    --------   -------

EXPENSES:
   Partnership Administration - Affiliates   21,972    22,110      72,141    69,438
   Partnership Administration and Property
    Management - Unrelated Parties           13,170    13,292      47,415     37,948
   Depreciation                              35,241    35,241     105,722    105,722
                                           --------  --------     -------   --------
        Total Expenses                       70,383    70,643     225,278    213,108
                                           --------  --------     -------   --------

NET INCOME                                 $ 72,021  $ 70,133    $202,815   $205,883
                                           ========  ========     =======   ========

NET INCOME ALLOCATED:
   General Partners                        $    720  $    701    $  2,028   $  2,059
   Limited Partners                          71,301    69,432     200,787    203,824
                                           --------  --------    --------   --------
                                           $ 72,021  $ 70,133    $202,815   $205,883
                                           ========  ========    ========   ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,844 and 6,867 weighted average
   Units outstanding in 1995 and 1994,
   respectively)                           $ 10.42   $ 10.11     $ 29.34    $ 29.68
                                           =======   =======     =======    =======



    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)
                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                        $  202,815   $  205,883

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         105,722      105,722
     (Increase) Decrease in Receivables                    (2,600)      23,403
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                          32,742       (5,405)
     Increase in Unearned Rent                             12,320       30,076
                                                        ----------   ---------
        Total Adjustments                                 148,184      153,796
                                                        ----------   ---------
        Net Cash Provided by
        Operating Activities                              350,999      359,679
                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease  in  Long-Term  Note  Receivable                  0       20,060
                                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (30,792)     (2,699)
   Distributions to Partners                              (292,218)   (312,665)
                                                        ----------   ---------
        Net Cash Used for
        Financing Activities                              (323,010)   (315,364)
                                                        ----------   ---------

NET INCREASE IN CASH                                        27,989      64,375

CASH, beginning of period                                  268,922     206,767
                                                        ----------   ---------

CASH, end of period                                     $  296,911   $ 271,142
                                                        ==========   =========



    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                            General     Limited
                                            Partners    Partners    Total

BALANCE,  December 31, 1993               $  (25,229)  $3,962,017  $3,936,788

   Distributions                              (3,127)    (309,538)   (312,665)

   Net  Income                                 2,059      203,824     205,883
                                          -----------  ----------  ----------
BALANCE,  September 30, 1994              $  (26,297)  $3,856,303  $3,830,006
                                          ===========  ==========  ==========


BALANCE,  December 31, 1994               $  (26,763)  $3,810,223  $3,783,460

   Distributions                              (2,922)    (289,296)   (292,218)

   Net  Income                                 2,028      200,787     202,815
                                          -----------  ----------  ----------
BALANCE,  September 30, 1995              $  (27,657)  $3,721,714  $3,694,057
                                          ===========  ==========  ==========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

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

      During the first nine months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,415 and $37,948, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

      As of September 30, 1995, the Partnership's annualized cash distribution rate was 6.25%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

      On October 1, 1995, four Limited Partners redeemed a total of 25.3 Partnership Units for $15,046 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-four Limited Partners redeemed 655.7 Partnership Units for $533,696. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                               Description

                          27 Financial Data Schedule for period ended September 30, 1995.

             b.   Reports filed on Form 8-K - None.



                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 1995             AEI Real Estate Fund 85-B
                                      Limited Partnership
                                      By:  Net Lease Management 85-B, Inc.
                                      Its: Managing General Partner


                                      By:  /s/ Robert P.Johnson
                                               Robert P. Johnson
                                               President



                                      By:  /s/ Mark E.Larson
                                               Mark E. Larson
                                               Chief Financial Officer