Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1996-03-22
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-14264

             AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

          State of Minnesota                   41-1525197
    (State or other Jurisdiction of        (I.R.S. Employer)
    Incorporation or Organization)        Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  [X]           No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X]

The Issuer's revenues for year ended December 31, 1995 were $589,592.

As of February 29, 1996, there were 6,819 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,819,000.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                      Yes          No     [X]



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 85-B Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 17, 1985. The registrant is comprised of Net Lease Management 85-B, Inc. (NLM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1985. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased ten properties, including partial interests in two properties, totaling $6,231,904. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases, except for one property where the Partnership is responsible for real estate taxes.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1995, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 71% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.


ITEM 2.   DESCRIPTION OF PROPERTIES.


Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The only exception is the Partnership is responsible for the real estate taxes on the Park Forest property. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.


                      Purchase  Total Property                    Annual Lease
Property                Date        Costs         Lessee            Payment

Auto Max                                      J. D. Enterprises
 Minneapolis, MN      6/6/86    $  388,800    of Minnesota, Inc.  $   53,081

Fair Muffler
 Park Forest, IL     8/14/86    $  168,650    (F1)Tony Williams   $   31,200

Arby's Restaurant                                   Select
 Jackson, TN        10/14/86    $  752,971      Beef VIII, Inc.   $   95,842

Fair Muffler                                  Diana L. Franks &
 Merrillville, IN   10/21/86    $  304,432    Ernie R. Alverado   $   32,448

Applebee's Restaurant                         L & H Restaurant
 Fort Worth, TX     10/31/86    $  981,764       Corporation      $   90,000

Cheddar's Restaurant                               Phaedra
 Fort Wayne, IN     12/31/86    $1,480,553       Partners Ltd.    $  192,920

Arby's Restaurant                             Circle Restaurant
 Colorado Springs,CO 3/31/87    $  447,177        Company         $   40,000

Children's World
Daycare Center                                 Children's World
 Sterling Heights, MI                              Learning
 (16.3486%)         11/25/87    $  143,392       Centers, Inc.    $   20,043

[FN]
(F1)The Partnership recognized $116,252 as an impairment of the book value of this property in 1995.
[FN]


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Children's World property. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The Lease terms are for 20 years except for the Auto Max and Fort Worth properties (15 years), the Merrillville property (10 years) and the Park Forest property, which is leased on a month-to-month basis. Certain Leases contain renewal options which may extend the Lease term an additional 5 to 20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In
general  the  federal  tax  basis  of  the  properties  for   tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHlP UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 730 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During  1995, four Limited Partners redeemed a  total  of
25.3 Partnership Units for $15,046 in accordance with the Partnership Agreement. In prior years, a total of sixty-four Limited Partners redeemed 655.5 Partnership Units for $533,696. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,281 and $4,575 were made to the General Partners and $408,828 and $438,084 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $18,392 of proceeds from the sale of property in December, 1995. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $575,214 and $584,172, respectively. During the same periods, the Partnership earned investment income of $14,378 and $9,701, respectively.

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $96,271 and $97,847, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,593 and $50,935, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        The Fair Muffler property in Park Forest, Illinois was acquired in August, 1986 and leased under a long-term triple net lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-
leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate.

        The Partnership obtained an independent appraisal which valued the property at $125,000. A charge to operations for real estate impairment of $116,252 was recognized, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land. The cost of the building and equipment will continue to be depreciated over the remaining estimated useful life.

        The reduction in both rental income and net income of $8,958 and $126,615, respectively, between 1995 and 1994, is due primarily to rent not collected from the Fair Muffler franchisee and the real estate impairment, as discussed above.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 6.27%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances increased $33,692 as the Partnership distributed slightly less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $468,716 in 1994 to $471,313 in 1995. Net cash income before depreciation was lower in 1995 compared to 1994. This was offset by timing differences in the collection of payments from the lessees and the payment of expenses which resulted in an overall increase in net cash provided by operating activities.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. However, in certain quarters, the Partnership will increase the quarterly distribution to pay out contingent rent received as a result of an increase in sales at a property. The distribution of the contingent rent can cause the total distributions and the distribution payable to fluctuate from year to year. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

        In December, 1995, the Partnership distributed $18,578 of sale proceeds to the Limited and General Partners as part of their regular quarterly distribution, which represented a return of capital of $2.70 per Limited Partnership Unit.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During  1995, four Limited Partners redeemed a  total  of
25.3 Partnership Units for $15,046 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-four Limited Partners redeemed 655.5 Partnership Units for $533,696. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                        INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                   Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                  1995            1994

CURRENT ASSETS:
  Cash                                         $  302,614     $  268,922
  Receivables                                          49              0
                                               ----------     ----------
      Total Current Assets                        302,663        268,922
                                               ----------     ----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,667,493      1,783,745
  Buildings and Equipment                       3,000,246      3,000,246
  Accumulated Depreciation                     (1,279,598)    (1,138,636)
                                               ----------     ----------
      Net Investments in Real Estate            3,388,141      3,645,355
                                               ----------     ----------
           Total  Assets                       $3,690,804     $3,914,277
                                               ==========     ==========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   46,587     $    9,953
  Distributions Payable                           111,398        120,864
                                               ----------     ----------
      Total Current Liabilities                   157,985        130,817
                                               ----------     ----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (29,269)       (26,763)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,819 and 6,844 outstanding in 1995
   and 1994, respectively                       3,562,088      3,810,223
                                               ----------     ----------
    Total Partners' Capital                     3,532,819      3,783,460
                                               ----------     ----------
      Total Liabilities and Partners' Capital  $3,690,804     $3,914,277
                                               ==========     ==========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                 1995             1994

INCOME:
  Rent                                        $  575,214       $  584,172
  Investment Income                               14,378            9,701
                                              ----------       ----------
      Total Income                               589,592          593,873
                                              ----------       ----------

EXPENSES:
  Partnership Administration - Affiliates         96,271           97,847
  Partnership Administration and Property
    Management - Unrelated Parties                58,593           50,935
  Depreciation                                   140,962          140,962
  Real Estate Impairment                         116,252                0
                                              ----------       ----------
      Total Expenses                             412,078          289,744
                                              ----------       ----------

NET INCOME                                    $  177,514       $  304,129
                                              ==========       ==========

NET INCOME ALLOCATED:
  General Partners                            $    1,775       $    3,041
  Limited Partners                               175,739          301,088
                                              ----------       ----------
                                              $  177,514       $  304,129
                                              ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,838 and 6,861 weighted average Units
outstanding in 1995 and 1994, respectively)   $    25.70       $    43.88
                                              ==========       ==========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  177,514    $  304,129

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   140,962       140,962
     Real Estate Impairment                         116,252             0
     (Increase) Decrease in Receivables                 (49)       23,403
     Increase in Payable to
        AEI Fund Management, Inc.                    36,634           222
                                                 ----------    ----------
       Total Adjustments                            293,799       164,587
                                                 ----------    ----------
       Net Cash Provided By
           Operating Activities                     471,313       468,716
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of Long-Term Note Receivable                 0        20,060
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (9,466)       30,836
   Distributions to Partners                       (412,957)     (442,659)
   Redemption Payments                              (15,198)      (14,798)
                                                 ----------    ----------
       Net Cash Used For
          Financing Activities                     (437,621)     (426,621)
                                                 ----------    ----------

NET INCREASE IN CASH                                 33,692        62,155

CASH, beginning of period                           268,922       206,767
                                                 ----------    ----------

CASH, end of period                              $  302,614    $  268,922
                                                 ==========    ==========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 1993  $  (25,229) $3,962,017  $3,936,788   6,866.80

  Distributions                 (4,426)   (438,084)   (442,510)

  Redemption Payments             (149)    (14,798)    (14,947)    (22.50)

  Net Income                     3,041     301,088     304,129
                            ---------- ----------- -----------  ----------
BALANCE, December 31, 1994     (26,763)  3,810,223   3,783,460   6,844.30

  Distributions                 (4,129)   (408,828)   (412,957)

  Redemption Payments             (152)    (15,046)    (15,198)    (25.30)

  Net Income                     1,775     175,739      177,514
                            ---------- -----------  -----------  ----------
BALANCE, December 31, 1995  $ (29,269) $ 3,562,088  $ 3,532,819   6,819.00
                            ========== ===========  ===========  =========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(1)  Organization -

     AEI Real Estate Fund 85-B Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-B, Inc. (NLM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner of the Partnership. An affiliate of NLM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($l,300,000) were accepted. The Partnership's offering terminated on February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(1)  Organization - (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances: (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the partnership qualification or in changes to distributable partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate leases are classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31 1995 AND 1994


(3)  Related Party Transactions -

     In 1987, the Partnership acquired a 16.3486% interest in the Children's World property. The remaining interest of 83.6514% is owned by an affiliate of the Partnership, AEI Real Estate Fund XVI Limited Partnership. Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     NLM and AEI received the following compensation and reimbursements for costs and expenses from the Partnership:

                                        Total Incurred by the Partnership
                                        for the Years Ended December 3l

                                                      1995           1994

a. AEI and NLM are
   reimbursed for all costs
   incurred in connection with managing the
   Partnership's operations, maintaining the
   Partnership's books and communicating
   the results of operations to the Limited
   Partners.                                        $  96,271     $  97,847
                                                    =========     =========

b. AEI and NLM are reimbursed for all direct
   expenses they have paid on the Partnership's
   behalf to third parties.  These expenses included
   printing costs, interest, legal and filing fees,
   direct administrative costs, outside audit and
   accounting costs, taxes, insurance and other
   property costs.                                  $  58,593     $  50,935
                                                    =========     =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exception is the Partnership is responsible for the real estate taxes of the Park Forest property. The Lease terms are for 20 years except for the Auto Max and Fort Worth properties (15 years), the
     Merrillville  property  (10  years)  and  the  Park   Forest
     property, which is leased on a month-to-month basis. Certain Leases contain renewal options which may extend the Lease term an additional 5 to 20 years. Most of the Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties. The Fair Muffler in Park Forest, Illinois was constructed in 1983. The Cheddar's restaurant in Fort Wayne, Indiana was constructed in 1985. The Children's World in Sterling Heights, Michigan was built in 1987. All the remaining buildings were constructed in 1986. The Partnership acquired all the buildings during 1986 except for the Arby's in Colorado Springs and the Children's World, which were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, l995 are as follows:


                                           Buildings and           Accumulated
Property                           Land      Equipment    Total    Depreciation

Auto Max, Minneapolis, MN      $  174,960  $  213,840  $  388,800  $   77,874
Fair Muffler, Park Forest, IL      46,142     122,508     168,650      43,650
Arby's, Jackson, TN               178,733     574,238     752,971     250,291
All Tune & Lube, Merrillville,IN   84,174     220,258     304,432      77,056
Denny's, Fort Worth, TX           525,850     455,914     981,764     183,718
Cheddar's, Fort Wayne, IN         511,427     969,126   1,480,553     457,070
Arby's, Colorado Springs, CO      119,054     328,123     447,177     154,954
Children's World,
    Sterling  Heights, MI          27,153     116,239     143,392      34,985
                               ----------- ----------- ----------- -----------
                               $1,667,493  $3,000,246  $4,667,739  $1,279,598
                               =========== =========== =========== =========



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(4)  Investments in Real Estate - (Continued)

     The Fair Muffler property in Park Forest, Illinois is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate.

     The Partnership obtained an independent appraisal which valued the property at $125,000. A charge to operations for real estate impairment of $116,252 was recognized, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land. The cost of the building and equipment will continue to be depreciated over the remaining estimated useful life.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996           $  525,198
                       1997              526,531
                       1998              527,917
                       1999              529,358
                       2000              504,538
                       Thereafter      2,865,265
                                      ----------
                                      $5,478,807
                                      ==========

     In 1995 and 1994, the Partnership recognized contingent rents of $30,936 and $36,171 respectively.



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                      1995          1994
           Tenants               Industry

     Phaedra Partners, LTD       Restaurant        $  192,920    $  192,920
     Select Beef VIII, Inc.      Restaurant           125,352       129,839
     L & H Restaurant Corp.      Restaurant            90,000        88,007
                                                   -----------   -----------

     Aggregate rent revenue of major tenants       $  408,272    $  410,766
                                                   ===========   ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    71%           70%
                                                   ===========   ===========

(6)  Partners' Capital -

     Cash distributions of $4,281 and $4,575 were made to the General Partners and $408,828 and $438,084 were made to the Limited Partners in 1995 and 1994, respectively. The Limited Partners' distributions represent $59.79 and $63.85 per Limited Partnership Unit outstanding using 6,838 and 6,861 weighted average Units in 1995 and 1994, respectively. The distributions represent $40.32 and $41.72 per Unit of Net Income and $19.47 and $22.13 per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $18,392 of proceeds from the sale of property in 1995. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(6)  Partners' Capital - (Continued)

     During 1995, four Limited Partners redeemed a total of 25.3 Partnership Units for $15,046 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, a total of four Limited Partners redeemed 22.5 Partnership Units for $14,798. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $931.41 per original $1,000 invested.

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:


                                                 1995          1994

     Net Income For Financial
      Reporting Purposes                      $  117,514    $  304,129

     Depreciation for Tax Purposes Under
      Depreciation For Financial
      Reporting Purposes                          32,638        32,637

     Income Accrued for Tax Purposes
      Over Income For Financial
      Reporting Purposes                          10,400             0

     Property Expenses for Tax Purposes
      Under Expenses For Financial
      Reporting Purposes                         116,252             0
                                              -----------   -----------
           Taxable Income to Partners         $  336,804    $  336,766
                                              ===========   ===========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                               1995            1994

     Partners' Capital For
      Financial Reporting Purposes          $ 3,532,819     $ 3,783,460

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                       (272,185)       (304,823)

     Capitalized Start-Up Costs
      Under Section 195                         310,830         310,830

     Amortization of Start-Up and
      Organization Costs                       (317,702)       (317,702)

     Income Accrued for Tax Purposes
      Over Income For Financial
      Reporting Purposes                         10,400              0

     Property Expenses for Tax Purposes
      Under Expenses For Financial
      Reporting Purposes                        116,252              0

     Gain on Sale of Real Estate For Tax
      Purposes Over Gain For Financial
      Reporting Purposes                         99,037         99,037

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes        1,009,038      1,009,038
                                             -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes         $4,488,489     $4,579,840
                                             ===========    ===========



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:
                                                    1995
                                            Carrying      Fair
                                             Amount       Value

     Cash                                  $ 302,614    $ 302,614

     The carrying value of cash approximates fair value.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and NLM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of NLM are as follows:

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        NLM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. Neither the General Partners nor their affiliates have purchased Limited Partnership Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 17, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A.   Exhibits -
                                    Description

                       27    Financial Data Schedule for year ended
                             December 31, 1995.

          B.   Reports on Form 8-K and 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AEI REAL ESTATE FUND 85-B
                             Limited Partnership
                             By:  Net Lease Management 85-B, Inc.
                                  Its Managing General Partner


March 21, 1996               By:  /s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                             Title                         Date


/s/ Robert P. Johnson  President(Principal  Executive Officer)  March 21, 1996
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,Treasurer       March 21, 1996
Mark E. Larson         and Chief Financial Officer