Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1996-05-15
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

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

                        Yes  [X]       No


         Transitional Small Business Disclosure Format:

                       Yes       No   [X]






          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

           Statements for the Periods ended March 31, 1996 and 1995:

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

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash                                           $   308,243    $   302,614
   Receivables                                          2,600             49
                                                   -----------    -----------
        Total Current Assets                          310,843        302,663
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,667,493      1,667,493
   Buildings and Equipment                          3,000,246      3,000,246
   Accumulated Depreciation                        (1,314,307)    (1,279,598)
                                                   -----------    -----------
        Net Investments in Real Estate              3,353,432      3,388,141
                                                   -----------    -----------
             Total Assets                         $ 3,664,275    $ 3,690,804
                                                   ===========    ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    66,065    $    46,587
   Distributions Payable                               91,190        111,398
   Unearned Rent                                        9,657              0
                                                   -----------    -----------
        Total Current Liabilities                     166,912        157,985
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (29,623)       (29,269)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,819 Units outstanding                         3,526,986      3,562,088
                                                   -----------    -----------
      Total Partners' Capital                       3,497,363      3,532,819
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 3,664,275    $ 3,690,804
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

INCOME:
   Rent                                           $   143,078    $   139,875
   Investment Income                                    3,587          3,603
                                                   -----------    -----------
        Total Income                                  146,665        143,478
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             27,226         28,961
   Partnership Administration and Property
      Management - Unrelated Parties                   19,656         21,823
   Depreciation                                        34,709         35,241
                                                   -----------    -----------
        Total Expenses                                 81,591         86,025
                                                   -----------    -----------

NET INCOME                                        $    65,074    $    57,453
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       651    $       575
   Limited Partners                                    64,423         56,878
                                                   -----------    -----------
                                                  $    65,074    $    57,453
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (6,819 and 6,844 weighted average Units
   outstanding in 1996 and 1995, respectively)    $      9.45    $      8.31
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $    65,074    $    57,453

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      34,709         35,241
     Increase in Receivables                           (2,551)        (1,426)
     Increase in Payable to
        AEI Fund Management, Inc.                      19,478         14,155
     Increase in Unearned Rent                          9,657          9,616
                                                   -----------    -----------
        Total Adjustments                              61,293         57,586
                                                   -----------    -----------
        Net Cash Provided by
        Operating Activities                          126,367        115,039
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (20,208)       (33,285)
   Distributions to Partners                         (100,530)       (96,512)
                                                   -----------    -----------
        Net Cash Used for
        Financing Activities                         (120,738)      (129,797)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                         5,629        (14,758)

CASH, beginning of period                             302,614        268,922
                                                   -----------    -----------

CASH, end of period                               $   308,243    $   254,164
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $  (26,763)  $ 3,810,223  $ 3,783,460    6,844.30

  Distributions                    (965)      (95,547)     (96,512)

  Net Income                        575        56,878       57,453
                              ----------   -----------  ----------  -----------
BALANCE, March 31, 1995      $  (27,153)  $ 3,771,554  $ 3,744,401    6,844.30
                              ==========   ===========  ==========  ===========


BALANCE, December 31, 1995   $  (29,269)  $ 3,562,088  $ 3,532,819    6,819.00

  Distributions                  (1,005)      (99,525)    (100,530)

  Net Income                        651        64,423       65,074
                              ----------   -----------  -----------  ----------
BALANCE, March 31, 1996      $  (29,623)  $ 3,526,986  $ 3,497,363    6,819.00
                              ==========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

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

(2)  Organization - (Continuted)

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

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1996 and 1995, the Partnership recognized rental income of $143,078 and $139,875, respectively. During the same periods, the Partnership earned investment income of $3,587 and $3,603, respectively.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $27,226 and $28,961, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,656 and $21,823, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        The Partnership obtained an independent appraisal which valued the property at $125,000. In 1995, a charge of $116,252 to operations was recognized for an impairment in value between the appraised value and the book value of $241,252. The charge was recorded against the carrying amount of the land. The cost of the building and equipment continue to be depreciated over the remaining estimated useful life.

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 6.27%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 1996, the Partnership's cash balances increased $5,629 as the Partnership distributed slightly less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $115,039 in 1995 to $126,367 in 1996 mainly as a result of an increase in net income before depreciation.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits - None.
        b.   Reports filed on Form 8-K - None.





                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 1996        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



                              By:   /s/ Robert P. Johnson
                                        Robert P. Johnson
                                        President



                              By:   /s/ Mark E. Larson
                                        Mark E. Larson
                                        Chief Financial Officer