Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1996-08-14
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December 31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                      1996           1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $   351,068     $   302,614
   Receivables                                              0              49
                                                   -----------     -----------
             Total Current Assets                     351,068         302,663
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,667,493       1,667,493
   Buildings and Equipment                          3,000,246       3,000,246
   Accumulated Depreciation                        (1,349,017)     (1,279,598)
                                                   -----------     -----------
        Net Investments in Real Estate              3,318,722       3,388,141
                                                   -----------     -----------
               Total  Assets                      $ 3,669,790     $ 3,690,804
                                                   ===========     ===========


                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    95,669     $    46,587
   Distributions Payable                               91,189         111,398
   Unearned Rent                                       17,157               0
                                                   -----------     -----------
        Total Current Liabilities                     204,015         157,985
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (29,939)        (29,269)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,819 Units outstanding                         3,495,714       3,562,088
                                                   -----------     -----------
      Total Partners' Capital                       3,465,775       3,532,819
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $ 3,669,790     $ 3,690,804
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Second Quarter Ended     Six Months Ended
                                6/30/96     6/30/95     6/30/96     6/30/95

INCOME:
   Rent                      $  140,500   $  138,658   $  283,578   $  278,533
   Investment Income              3,784        3,553        7,371        7,156
                              ----------   ----------   ----------   ----------
        Total Income            144,284      142,211      290,949      285,689
                              ----------   ----------   ----------   ----------

EXPENSES:
   Partnership Administration-
    Affiliates                   20,330       21,208       47,556       50,169
   Partnership Administration
    and Property Management-
    Unrelated Parties            20,301       12,422       39,957       34,245
   Depreciation                  34,710       35,240       69,419       70,481
                              ----------   ----------   ----------   ----------
        Total Expenses           75,341       68,870      156,932      154,895
                              ----------   ----------   ----------   ----------

NET INCOME                   $   68,943   $   73,341   $  134,017   $  130,794
                              ==========   ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners          $      689   $      733   $    1,340   $    1,308
   Limited Partners              68,254       72,608      132,677      129,486
                              ----------   ----------   ----------   ----------
                             $   68,943   $   73,341   $  134,017   $  130,794
                              ==========   ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,819 and 6,844 weighted average
   Units outstanding in 1996 and 1995,
   respectively)             $    10.01   $    10.61   $    19.46   $    18.92
                              ==========   ==========   ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   134,017     $   130,794

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      69,419          70,481
     Decrease in Receivables                               49               0
     Increase in Payable to
        AEI Fund Management, Inc.                      49,082          16,949
     Increase in Unearned Rent                         17,157           9,616
                                                   -----------     -----------
        Total Adjustments                             135,707          97,046
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          269,724         227,840
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (20,209)        (33,285)
   Distributions to Partners                         (201,061)       (193,025)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (221,270)       (226,310)
                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              48,454           1,530

CASH AND CASH EQUIVALENTS, beginning of period        302,614         268,922
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period          $   351,068     $   270,452
                                                   ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (26,763)  $ 3,810,223  $ 3,783,460     6,844.30

  Distributions                (1,930)     (191,095)    (193,025)

  Net Income                    1,308       129,486      130,794
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1995      $ (27,385)  $ 3,748,614  $ 3,721,229     6,844.30
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1995  $ (29,269)  $ 3,562,088  $ 3,532,819     6,819.00

  Distributions                (2,010)     (199,051)    (201,061)

  Net Income                    1,340       132,677      134,017
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1996      $ (29,939)  $ 3,495,714  $ 3,465,775     6,819.00
                             =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

     In 1995, the Partnership recognized an impairment loss of $116,252 on the Fair Muffler property located in Park
     Forest, Illinois. The loss was the difference between book value at December 31, 1995 of $241,252 and an independent appraisal which valued the property at $125,000. The charge was recorded against the carry amount of the land. The cost of the building and equipment continue to be depreciated over the estimated useful life.

     The Fair Muffler is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In addition, in August, 1996, the Partnership received the results of an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership. The Partnership has engaged legal counsel to assist in the investigation of the sources of indemnification of the reclamation costs. It is not reasonably possible, given the recentness of the results of the investigation, to estimate the possible liabilities associated with the contamination or the availability of any indemnification of the reclamation costs, and the effect such costs will have on the financial conditions or results of operations of the Partnership.

     In June, 1996, the Partnership entered into an agreement to sell the Automax in Minneapolis, Minnesota, to the lessee.
     The net sale price will be approximately $435,000, which will result in a net gain of approximately $130,000.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 1996 and  1995,  the
Partnership  recognized rental income of $283,578  and  $278,533,
respectively.   During the same periods, the  Partnership  earned
investment income of $7,371 and $7,156, respectively.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $47,556 and $50,169, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,957 and $34,245, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In 1995, the Partnership recognized an impairment loss of $116,252 on the Fair Muffler property located in Park Forest, Illinois. The loss was the difference between book value at December 31, 1995 of $241,252 and an independent appraisal which valued the property at $125,000. The charge was recorded against the carry amount of the land. The cost of the building and equipment continue to be depreciated over the estimated useful life.

        The Fair Muffler is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In addition, in August, 1996, the Partnership received the results of an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership. The Partnership has engaged legal counsel to assist in the investigation of the sources of indemnification of the reclamation costs. It is not reasonably possible, given the recentness of the results of the investigation, to estimate the possible liabilities associated with the contamination or the availability of any indemnification of the reclamation costs, and the effect such costs will have on the financial conditions or results of operations of the Partnership.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 6.27%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances increased $48,454 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $227,840 in 1995 to $269,724 in 1996 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

        In June, 1996, the Partnership entered into an agreement to sell the Automax in Minneapolis, Minnesota, to the lessee.
The net sale price will be approximately $435,000, which will result in a net gain of approximately $130,000.

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

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

ITEM 1.  LEGAL PROCEEDINGS

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                                 Description

                 10.1 Purchase Agreement dated June 5, 1996 between the Partnership and Robert
                       W.  Ayers  relating to the  property  at
                       4501  Central Avenue, Columbia  Heights,
                       Minnesota.

                 27    Financial Data Schedule for period
                       ended June 30, 1996.

          b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 13, 1996       AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                      (Principal Executive Officer)



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer
                                      (Principal Accounting Officer)