Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1996-11-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1996 and December 31, 1995

         Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                        1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                        $   346,655   $   302,614
   Receivables                                                0            49
                                                     -----------   -----------
             Total Current Assets                       346,655       302,663
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,667,493     1,667,493
   Buildings and Equipment                            3,000,246     3,000,246
   Accumulated Depreciation                          (1,383,348)   (1,279,598)
                                                     -----------   -----------
        Net Investments in Real Estate                3,284,391     3,388,141
                                                     -----------   -----------
               Total  Assets                        $ 3,631,046   $ 3,690,804
                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $    92,449   $    46,587
   Environmental Claim                                  211,000             0
   Distributions Payable                                 91,189       111,398
   Unearned Rent                                         17,157             0
                                                     -----------   -----------
        Total Current Liabilities                       411,795       157,985
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (32,525)      (29,269)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      6,819 Units outstanding                         3,251,776     3,562,088
                                                     -----------   -----------
        Total Partners' Capital                       3,219,251     3,532,819
                                                     -----------   -----------
          Total Liabilities and Partners' Capital   $ 3,631,046   $ 3,690,804
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                             Three Months Ended       Nine Months Ended
                             9/30/96    9/30/95      9/30/96     9/30/95

INCOME:
 Rent                      $  142,208  $  138,761  $  425,786   $  417,294
 Investment Income              4,018       3,643     11,389        10,799
                            ----------  ----------  ----------   ----------
        Total Income          146,226     142,404    437,175       428,093
                            ----------  ----------  ----------   ----------

EXPENSES:
 Partnership Administration -
   Affiliates                  25,503      21,972     73,059        72,141
 Partnership Administration
   and Property Management -
   Unrelated Parties          232,385      13,170    272,342        47,415
 Depreciation                  34,331      35,241    103,750       105,722
                            ----------  ----------  ----------   ----------
        Total Expenses        292,219      70,383    449,151       225,278
                            ----------  ----------  ----------   ----------

NET INCOME (LOSS)          $ (145,993) $   72,021  $ (11,976)   $  202,815
                            ==========  ==========  ==========   ==========

NET INCOME (LOSS) ALLOCATED:
   General Partners        $   (2,920) $      720  $    (240)   $    2,028
   Limited Partners          (143,073)     71,301    (11,736)      200,787
                            ----------  ----------  ----------   ----------
                           $ (145,993) $   72,021  $ (11,976)   $  202,815
                            ==========  ==========  ==========   ==========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (6,819 and 6,844 weighted
 average Units outstanding in 1996
 and 1995, respectively)   $  (20.77)  $   10.42   $   (1.72)   $   29.34
                            ==========  ==========  ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                $  (11,976)   $  202,815

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      103,750       105,722
     (Increase) Decrease in Receivables                     49        (2,600)
     Increase in Payable to
        AEI Fund Management, Inc.                       45,862        32,742
     Increase in Environmental Claim                   211,000             0
     Increase in Unearned Rent                          17,157        12,320
                                                    -----------   -----------
        Total Adjustments                              377,818       148,184
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           365,842       350,999
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (20,209)      (30,792)
   Distributions to Partners                          (301,592)     (292,218)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (321,801)     (323,010)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               44,041        27,989

CASH AND CASH EQUIVALENTS, beginning of period         302,614       268,922
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS, end of period           $   346,655   $   296,911
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $  (26,763)  $ 3,810,223  $ 3,783,460    6,844.30

  Distributions                  (2,922)     (289,296)    (292,218)

  Net Income                      2,028       200,787      202,815
                              ----------   -----------  -----------  ----------
BALANCE, September 30, 1995  $  (27,657)  $ 3,721,714  $ 3,694,057    6,844.30
                              ==========   ===========  ===========  ==========


BALANCE, December 31, 1995   $  (29,269)  $ 3,562,088  $ 3,532,819    6,819.00

  Distributions                  (3,016)     (298,576)    (301,592)

  Net Loss                         (240)      (11,736)     (11,976)
                              ----------   -----------  -----------  ----------
BALANCE, September 30, 1996  $  (32,525)  $ 3,251,776  $ 3,219,251    6,819.00
                              ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site reclamation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. At September 30, 1996, the Partnership has accrued a current liability of $211,000 to reclaim the site.

     In June, 1996, the Partnership entered into an Agreement to sell the Automax in Minneapolis, Minnesota, to the lessee.
     The lessee was unable to obtain acceptable financing and the Agreement was terminated.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the
Partnership  recognized rental income of $425,786  and  $417,294,
respectively.   During the same periods, the  Partnership  earned
investment income of $11,389 and $10,799, respectively.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $73,059 and $72,141, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $272,342 and $47,415, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. An accrual of $211,000 was made in the third quarter of 1996 for estimated environmental reclamation costs. Details of this expense are discussed below.

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

        An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site reclamation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. At September 30, 1996, the Partnership has accrued a current liability of $211,000 to reclaim the site.

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 6.27%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 1996, the Partnership's cash balances increased $44,041 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $350,999 in 1995 to $365,842 in 1996 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

        In June, 1996, the Partnership entered into an Agreement to sell the Automax in Minneapolis, Minnesota, to the lessee.
The lessee was unable to obtain acceptable financing and the Agreement was terminated.

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

       On October 1, 1996, four Limited Partners redeemed a total of 75 Partnership Units for $41,884 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-eight Limited Partners redeemed 680.8 Partnership Units for $548,742. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with reclamation of contaminated soil at the Fair Muffler property located in Park Forest, Illinois, on both a short-term and long-term basis.


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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

           27    Financial Data Schedule for period
                 ended September 30, 1996.

        b.       Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1996      AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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