Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1997-03-25
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                        Yes   [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $602,023.

As of February 28, 1997, there were 6,744 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,744,000.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        In 1995, the Partnership recognized an impairment loss of $116,252 on the Fair Muffler property located in Park Forest, Illinois. The loss was the difference between book value at December 31, 1995 of $241,252 and an independent appraisal which valued the property at $125,000. The charge was recorded against the book value of the land. The cost of the building and equipment continue to be depreciated over the estimated useful life.

        The Fair Muffler is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

        An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. At December 31, 1996, the Partnership has accrued a current liability of $211,000 to remediate the site. The land remediation work is expected to be completed in 1997. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of approximately $410,000, which resulted in a net gain of approximately $105,000.

Major Tenants

        During 1996, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 79% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. The only exception is the tenant in the Auto Max property will not continue to be a major tenant since the property was sold in 1997. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                  Purchase    Total Property                Annual     Annual
Property            Date         Costs       Lessee         Lease     Rent Per
                                                            Payment    Sq. Ft.
Auto Max                                J. D. Enterprises
 Minneapolis, MN   6/6/86   $  388,800  of Minnesota, Inc. $   53,081  $ 14.46

Fair Muffler
 Park Forest, IL  8/14/86   $  168,650     Tony Williams   $   31,200  $ 13.25

Arby's Restaurant                           Select
 Jackson, TN     10/14/86   $  752,971   Beef VIII, Inc.   $   95,842  $ 30.88

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                     Purchase   Total Property                 Annual    Annual
Property               Date         Costs       Lessee         Lease      Rent
                                                               Payment  Per Sq.
                                                                           Ft.
Fair Muffler                               Diana L. Franks &
 Merrillville, IN     10/21/86 $  304,432  Ernie R. Alverado  $ 33,746  $ 14.60

Applebee's Restaurant                      L & H Restaurant
 Fort Worth, TX       10/31/86 $  981,764    Corporation      $ 90,000  $ 22.84

Cheddar's Restaurant                         Phaedra
 Fort Wayne, IN       12/31/86 $1,480,553  Partners Ltd.      $192,920  $ 25.22

Arby's Restaurant                          Circle Restaurant
 Colorado Springs, CO  3/31/87 $  447,177      Company        $ 40,000  $ 26.85

Children's World
Daycare Center                              Children's World
 Sterling Heights, MI                           Learning
 (16.3486%)           11/25/87 $  143,392     Centers, Inc.   $ 20,544  $ 20.35

        The property listed above with a partial ownership percentage is owned with AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

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

        During  the  last  five years, all  properties  were  100
percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHlP UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 726 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1996, four Limited Partners redeemed a  total  of
75.04 Partnership Units for $41,884 in accordance with the Partnership Agreement. In prior years, a total of sixty-eight Limited Partners redeemed 680.8 Partnership Units for $548,742. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,444 and $4,281 were made to the General Partners and $398,102 and $408,828 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $18,392 of proceeds from the sale of property in December, 1995. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $587,057 and $575,214, respectively. During the same periods, the Partnership earned investment income of $14,966 and $14,378, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $93,159 and $96,271, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $304,514 and $58,593, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is mainly the result of expenses incurred related to the Park Forest property, discussed below.

        In 1995, the Partnership recognized an impairment loss of $116,252 on the Fair Muffler property located in Park Forest, Illinois. The loss was the difference between book value at December 31, 1995 of $241,252 and an independent appraisal which valued the property at $125,000. The charge was recorded against the book value of the land. The cost of the building and equipment continue to be depreciated over the estimated useful life.

        The Fair Muffler is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

        An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. At December 31, 1996, the Partnership has accrued a current liability of $211,000 to remediate the site. The land remediation work is expected to be completed in 1997. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 6.27%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $2,770 as the Partnership distributed slightly more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $471,313 in 1995 to $461,765 in 1996.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of approximately $410,000, which resulted in a net gain of approximately $105,000.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1996, four Limited Partners redeemed a  total  of
75.04 Partnership Units for $41,884 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-eight Limited Partners redeemed 680.8 Partnership Units for $548,742. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the Fair Muffler property located in Park Forest, Illinois, on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota          /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                     Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1996          1995

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   299,844    $   302,614
  Receivables                                           6,780             49
                                                   -----------    -----------
      Total Current Assets                            306,624        302,663
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,667,493      1,667,493
  Buildings and Equipment                           3,000,246      3,000,246
  Accumulated Depreciation                         (1,414,181)    (1,279,598)
                                                   -----------    -----------
      Net Investments in Real Estate                3,253,558      3,388,141
                                                   -----------    -----------
           Total Assets                           $ 3,560,182    $ 3,690,804
                                                   ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    99,733    $    46,587
  Land Remediation Estimate                           211,000              0
  Distributions Payable                                91,293        111,398
                                                   -----------    -----------
      Total Current Liabilities                       402,026        157,985
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (33,015)       (29,269)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,744 and 6,819 outstanding in 1996
     and 1995, respectively                         3,191,171      3,562,088
                                                   -----------    -----------
      Total Partners' Capital                       3,158,156      3,532,819
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 3,560,182    $ 3,690,804
                                                   ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                       1996           1995

INCOME:
  Rent                                             $   587,057    $   575,214
  Investment Income                                     14,966         14,378
                                                    -----------    -----------
      Total Income                                     602,023        589,592
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates               93,159         96,271
  Partnership Administration and Property
    Management - Unrelated Parties                     304,514         58,593
  Depreciation                                         134,583        140,962
  Real Estate Impairment                                     0        116,252
                                                    -----------    -----------
      Total Expenses                                   532,256        412,078
                                                    -----------    -----------

NET INCOME                                         $    69,767    $   177,514
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $       698    $     1,775
  Limited Partners                                      69,069        175,739
                                                    -----------    -----------
                                                   $    69,767    $   177,514
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,800 and 6,838 weighted average Units outstanding in
  1996 and 1995, respectively)                     $     10.16    $     25.70
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $    69,767    $   177,514

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     134,583        140,962
     Real Estate Impairment                                 0        116,252
     Increase in Receivables                           (6,731)           (49)
     Increase in Payable to
        AEI Fund Management, Inc.                      53,146         36,634
     Increase  in  Land Remediation  Estimate         211,000              0
                                                   -----------    -----------
       Total Adjustments                              391,998        293,799
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       461,765        471,313
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (20,105)        (9,466)
  Distributions to Partners                          (402,123)      (412,957)
  Redemption Payments                                 (42,307)       (15,198)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                      (464,535)      (437,621)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (2,770)        33,692

CASH AND CASH EQUIVALENTS, beginning of period        302,614        268,922
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $   299,844    $   302,614
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $  (26,763)  $ 3,810,223  $ 3,783,460    6,844.30

  Distributions                  (4,129)     (408,828)    (412,957)

  Redemption Payments              (152)      (15,046)     (15,198)     (25.30)

  Net Income                      1,775       175,739      177,514
                              ----------   -----------  -----------  ----------
BALANCE, December 31, 1995      (29,269)    3,562,088    3,532,819    6,819.00

  Distributions                  (4,021)     (398,102)    (402,123)

  Redemption Payments              (423)      (41,884)     (42,307)     (75.04)

  Net Income                        698        69,069       69,767
                              ----------   -----------  -----------  ----------
BALANCE, December 31, 1996   $  (33,015)  $ 3,191,171  $ 3,158,156    6,743.96
                              ==========   ===========  ===========  ==========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

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

                   DECEMBER 31, 1996 AND 1995

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement required a recognition of an impairment loss of $116,252 on one property in 1995.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     In 1987, the Partnership acquired a 16.3486% interest in the Children's World property. The remaining interest is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

     NLM and AEI received the following compensation and reimbursements for costs and expenses from the Partnership:

                                             Total Incurred by the Partnership
                                              for the Years Ended December 3l

                                                       1996           1995

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                         $  93,159     $  96,271
                                                     =========     =========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31 1996 AND 1995

(3)  Related Party Transactions - (Continued)

                                             Total Incurred by the Partnership
                                               for the Years Ended December 3l

                                                        1996            1995

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.  The 1996 amount includes
  $211,000 of estimated remediation costs
  further discussed in Note 4.                       $  304,514    $   58,593
                                                      ==========    ==========

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1996 are as follows:

                                           Buildings and            Accumulated
Property                        Land         Equipment      Total  Depreciation

Auto Max, Minneapolis, MN       $  174,960  $  213,840   $  388,800  $   85,126
Fair Muffler, Park Forest, IL       46,142     122,508      168,650      47,979
Arby's, Jackson, TN                178,733     574,238      752,971     274,960
All Tune & Lube, Merrillville, IN   84,174     220,258      304,432      85,107
Denny's, Fort Worth, TX            525,850     455,914      981,764     202,552
Cheddar's, Fort Wayne, IN          511,427     969,126    1,480,553     506,481
Arby's, Colorado Springs, CO       119,054     328,123      447,177     172,663
Children's World,
 Sterling  Heights, MI              27,153     116,239      143,392      39,313
                                 ----------  ----------   ----------  ---------
                                $1,667,493  $3,000,246   $4,667,739  $1,414,181
                                 ==========  ==========   ==========  =========

     In 1995, the Partnership recognized an impairment loss of $116,252 on the Fair Muffler property located in Park
     Forest, Illinois. The loss was the difference between book value at December 31, 1995 of $241,252 and an independent appraisal which valued the property at $125,000. The charge was recorded against the book value of the land. The cost of the building and equipment continue to be depreciated over the estimated useful life.

     The Fair Muffler is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property since 1989, but has had financial problems and is not in compliance with all of the terms of the Lease Agreement. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. At December 31, 1996, the Partnership has accrued a current liability of $211,000 to remediate the site. The land remediation work is expected to be completed in 1997. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

     On  February  17, 1997, the Partnership sold  the  Auto  Max
     property  to  an  unrelated third  party.   The  Partnership
     received net sale proceeds of approximately $410,000, which resulted in a net gain of approximately $105,000.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   527,033
                       1998              528,419
                       1999              529,860
                       2000              505,040
                       2001              492,387
                       Thereafter      2,376,341
                                      -----------
                                    $  4,959,080
                                      ===========

     In 1996 and 1995, the Partnership recognized contingent rents of $32,008 and $30,936, respectively.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                      1996             1995
         Tenants                   Industry

     Phaedra Partners, LTD        Restaurant      $   192,920     $   192,920
     Select Beef VIII, Inc.       Restaurant          118,456         125,352
     L & H Restaurant Corp.       Restaurant           90,000          90,000
     J.D. Enterprises of
      Minnesota, Inc.             Automotive           62,475             N/A
                                                   -----------     -----------

     Aggregate rent revenue of major tenants      $   463,851     $   408,272
                                                   ===========     ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   79%             71%
                                                   ===========     ===========

(6)  Partners' Capital -

     Cash distributions of $4,444 and $4,281 were made to the General Partners and $398,102 and $408,828 were made to the Limited Partners in 1996 and 1995, respectively. The Limited Partners' distributions represent $58.54 and $59.79 per Limited Partnership Unit outstanding using 6,800 and 6,838 weighted average Units in 1996 and 1995, respectively. The distributions represent $3.95 and $40.32 per Unit of Net Income and $54.59 and $19.47 per Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $18,392 of proceeds from the sale of property in 1995. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(6)  Partners' Capital - (Continued)

     During 1996, four Limited Partners redeemed a total of 75.04 Partnership Units for $41,884 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, a total of four Limited Partners redeemed 25.3 Partnership Units for $15,046. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $941.77 per original $1,000 invested.

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         1996           1995

     Net Income for Financial
      Reporting Purposes                             $    69,767   $   177,514

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                                  26,257        32,638

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                   1,400        10,400

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                 211,000       116,252
                                                      -----------   -----------
           Taxable Income to Partners                $   308,424   $   336,804
                                                      ===========   ===========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                       1996            1995

     Partners' Capital for
      Financial Reporting Purposes                $ 3,158,156       $ 3,532,819

     Adjusted Tax Basis of Investments
      in Real Estate Under Net Investments
      in Real Estate for Financial
      Reporting Purposes                              (30,639)          (56,896)

     Capitalized Start-Up Costs
      Under Section 195                               310,830           310,830

     Amortization of Start-Up and
      Organization Costs                             (317,702)         (317,702)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                               11,800            10,400

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                              211,000                 0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes              1,009,038         1,009,038
                                                   -----------       -----------
           Partners' Capital for
              Tax Reporting Purposes              $ 4,352,483       $ 4,488,489
                                                   ===========       ===========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows for the years ended December 31:

                                        1996                   1995
                               Carrying      Fair      Carrying      Fair
                                Amount       Value      Amount       Value

     Cash                     $     456    $     456   $   1,075    $   1,075
     Money Market Funds         299,388      299,388     301,539      301,539
                               ---------    ---------   ---------    ---------
       Total Cash and
          Cash Equivalents    $ 299,844    $ 299,844   $ 302,614    $ 302,614
                               =========    =========   =========    =========


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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until March, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1998. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 18 and 19, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

              A.   Exhibits -
                             Description

                  27   Financial Data Schedule
                       for year ended December 31, 1996.

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


                            AEI REAL ESTATE FUND 85-B
                            Limited Partnership
                            By:  Net Lease Management  85-B, Inc.
                                 Its Managing General Partner


March 17, 1997              By:  /s/ Robert P. Johnson
                                     Robert  P. Johnson, President
                                     and Director
                                     (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                            Date


/s/ Robert P. Johnson  President (Principal  Executive Officer)  March 17, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer       March 17, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)