Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1997-05-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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

                        Yes            No   [X]




          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item  1.Balance Sheet as of March 31, 1997 and December  31, 1996

          Statements for the Periods ended March 31, 1997 and 1996:

            Income

            Cash Flows

            Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

PART II. Other Information

 Item 1.Legal Proceedings

 Item 2.Changes in Securities

 Item 3.Defaults Upon Senior Securities

 Item  4.Submission of Matters to a Vote of Security  Holders

 Item 5.Other Information

 Item 6.Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                    1997             1996

CURRENT ASSETS:
   Cash and Cash Equivalents                   $   741,426       $   299,844
   Receivables                                       3,333             6,780
                                                -----------       -----------
        Total Current Assets                       744,759           306,624
                                                -----------       -----------
INVESTMENTS IN REAL ESTATE:
   Land                                          1,492,533         1,667,493
   Buildings and Equipment                       2,786,406         3,000,246
   Accumulated Depreciation                     (1,349,995)       (1,414,181)
                                                -----------       -----------
        Net Investments in Real Estate           2,928,944         3,253,558
                                                -----------       -----------
             Total Assets                      $ 3,673,703       $ 3,560,182
                                                ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.        $   110,229       $    99,733
   Land Remediation Estimate                       211,000           211,000
   Distributions Payable                            91,293            91,293
   Unearned Rent                                    18,627                 0
                                                -----------       -----------
        Total Current Liabilities                  431,149           402,026
                                                -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                (32,171)         (33,015)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,744 Units outstanding                      3,274,725        3,191,171
                                                -----------      -----------
      Total Partners' Capital                    3,242,554        3,158,156
                                                -----------      -----------
       Total Liabilities and Partners' Capital $ 3,673,703      $ 3,560,182
                                                ===========      ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                   1997             1996

INCOME:
   Rent                                        $   138,670      $   143,078
   Investment Income                                 6,055            3,587
                                                -----------      -----------
        Total Income                               144,725          146,665
                                                -----------      -----------

EXPENSES:
   Partnership Administration - Affiliates          19,930           27,226
   Partnership Administration and Property
      Management - Unrelated Parties                27,245           19,656
   Depreciation                                     21,768           34,709
                                                -----------      -----------
        Total Expenses                              68,943           81,591
                                                -----------      -----------

OPERATING INCOME                                    75,782                0

GAIN ON SALE OF REAL ESTATE                        109,147                0
                                                -----------      -----------

NET INCOME                                     $   184,929      $    65,074
                                                ===========      ===========

NET INCOME ALLOCATED:
   General Partners                            $     1,849      $       651
   Limited Partners                                183,080           64,423
                                                -----------      -----------
                                               $   184,929      $    65,074
                                                ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,744 and 6,819 weighted average Units
  outstanding in 1997 and 1996, respectively)  $     26.88      $      9.45
                                                ===========      ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   184,929      $    65,074

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     21,768           34,709
     Gain on Sale of Real Estate                    (109,147)               0
     (Increase) Decrease in Receivables                3,447           (2,551)
     Increase in Payable to
        AEI Fund Management, Inc.                     10,496           19,478
     Increase in Unearned Rent                        18,627            9,657
                                                  -----------      -----------
        Total Adjustments                            (54,809)          61,293
                                                  -----------      -----------
        Net Cash Provided By
        Operating Activities                         130,120          126,367
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Sale of Real Estate                 411,993                0
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       0          (20,208)
   Distributions to Partners                        (100,531)        (100,530)
                                                  -----------      -----------
        Net Cash Used For
        Financing Activities                        (100,531)        (120,738)
                                                  -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            441,582            5,629

CASH AND CASH EQUIVALENTS, beginning of period       299,844          302,614
                                                  ------------     -----------

CASH AND CASH EQUIVALENTS, end of period         $   741,426      $   308,243
                                                  ============     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General       Limited                  Units
                               Partners      Partners     Total    Outstanding


BALANCE, December 31, 1995 $  (29,269)  $ 3,562,088  $ 3,532,819    6,819.00

  Distributions                (1,005)      (99,525)    (100,530)

  Net Income                      651        64,423       65,074
                             ----------  -----------  -----------  ----------
BALANCE, March 31, 1996    $  (29,623)  $ 3,526,986  $ 3,497,363    6,819.00
                             ==========  ===========  ===========  ==========


BALANCE, December 31, 1996 $  (33,015)  $ 3,191,171  $ 3,158,156    6,743.96

  Distributions                (1,005)      (99,526)    (100,531)

  Net Income                    1,849       183,080      184,929
                            ----------   -----------  -----------  ----------
BALANCE, March 31, 1997    $  (32,171)  $ 3,274,725  $ 3,242,554    6,743.96
                            ==========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 19979


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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of
     land.   It was acquired in August, 1986 and leased  under  a
     long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the  property  to  a Fair Muffler franchisee  who  had  been
     operating  the property  as a  sublessee.   The   franchisee
     continued to operate the property until December 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil
     contamination   investigation   of   the   property.     The
     investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II
     groundwater,   which  will  need  to  be  remediated.    The
     contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

     An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. The land remediation work is expected to be completed in 1997. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

     On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $138,670 and $143,078, respectively. During the same periods, the Partnership earned investment income of $6,055 and $3,587, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $19,930 and $27,226, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,245 and $19,656, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of
land.   It was acquired in August, 1986 and leased under a  long-
term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee has continued to operate the property until December 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental
soil   contamination   investigation  of   the   property.    The
investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

        An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. The land remediation work is expected to be completed in 1997. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

       Effective April 1, 1997, the Partnership's annualized cash distribution rate was 5.00%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $441,582 mainly as a result of the sale of the Auto Max property discussed below. Net cash provided by operating activities increased from $126,367 in 1996 to $130,120 in 1997.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively.

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

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

           10.1  Purchase  Agreement  dated  November
                 20,  1996  between  the  Partnership,  AEI
                 Real     Estate    Fund    85-B    Limited
                 Partnership, and Madan Estates relating to the property at 4501 Central Avenue
                 N.E., Columbia Heights, Minnesota.

           27    Financial Data Schedule  for  period
                 ended March 31, 1997.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1997           AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:   Net  Lease Management  85-B, Inc.
                              Its: Managing General Partner



                               By:  /s/ Robert P Johnson
                                        Robert P. Johnson
                                        President
                                        (Principal Executive Officer)



                               By:   /s/ Mark E Larson
                                         Mark E. Larson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)