Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1997-08-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and December 31, 1996

          Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
   Cash and Cash Equivalents                       $   302,844    $   299,844
   Receivables                                           9,591          6,780
                                                    -----------    -----------
        Total Current Assets                           312,435        306,624
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                              1,492,533      1,667,493
   Buildings and Equipment                           2,786,406      3,000,246
   Accumulated Depreciation                         (1,368,391)    (1,414,181)
                                                    -----------    -----------
        Net Investments in Real Estate               2,910,548      3,253,558
                                                    -----------    -----------
             Total Assets                          $ 3,222,983    $ 3,560,182
                                                    ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   107,660    $    99,733
   Land Remediation Estimate                           211,000        211,000
   Distributions Payable                                68,244         91,293
   Unearned Rent                                        12,459              0
                                                    -----------    -----------
        Total Current Liabilities                      399,363        402,026
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (36,361)       (33,015)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      6,744 Units outstanding                        2,859,981      3,191,171
                                                    -----------    -----------
        Total Partners' Capital                      2,823,620      3,158,156
                                                    -----------    -----------
           Total Liabilities and Partners' Capital $ 3,222,983    $ 3,560,182
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                   Three Months Ended        Six Months Ended
                                  6/30/97      6/30/96     6/30/97     6/30/96

INCOME:
   Rent                        $  118,972   $  140,500  $  257,642  $  283,578
   Investment Income                5,227        3,784      11,282       7,371
                                ----------   ----------  ----------  ----------
        Total Income              124,199      144,284     268,924     290,949
                                ----------   ----------  ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                    28,212       20,330      48,142      47,556
   Partnership Administration
     and Property Management -
     Unrelated Parties             17,334       20,301      44,579      39,957
   Depreciation                    18,396       34,710      40,164      69,419
                                ----------   ----------  ----------  ----------
        Total Expenses             63,942       75,341     132,885     156,932
                                ----------   ----------  ----------  ----------

OPERATING INCOME                   60,257       68,943     136,039     134,017

GAIN ON SALE OF REAL ESTATE             0            0     109,147           0
                                ----------   ----------  ----------  ----------

NET INCOME                     $   60,257   $   68,943  $  245,186  $  134,017
                                ==========   ==========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $      603   $      689  $    2,452  $    1,340
   Limited Partners                59,654       68,254     242,734     132,677
                                ----------   ----------  ----------  ----------
                               $   60,257   $   68,943  $  245,186  $  134,017
                                ==========   ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,744 and 6,819 weighted
  average Units outstanding
  in 1997 and 1996,
  respectively)                $     8.84   $    10.01  $   35.99   $    19.46
                                ==========   ==========  ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                     $  245,186     $  134,017

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       40,164         69,419
     Gain on Sale of Real Estate                      (109,147)             0
     (Increase) Decrease in Receivables                 (2,811)            49
     Increase in Payable to
        AEI Fund Management, Inc.                        7,927         49,082
     Increase in Unearned Rent                          12,459         17,157
                                                    -----------    -----------
        Total Adjustments                              (51,408)       135,707
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           193,778        269,724
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Sale of Real Estate                   411,993              0
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (23,049)       (20,209)
   Distributions to Partners                          (579,722)      (201,061)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (602,771)      (221,270)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,000         48,454

CASH AND CASH EQUIVALENTS, beginning of period         299,844        302,614
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $   302,844    $   351,068
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995   $ (29,269)  $ 3,562,088  $ 3,532,819    6,819.00

  Distributions                 (2,010)     (199,051)    (201,061)

  Net Income                     1,340       132,677      134,017
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1996       $ (29,939)  $ 3,495,714  $ 3,465,775    6,819.00
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1996   $ (33,015)  $ 3,191,171  $ 3,158,156    6,743.96

  Distributions                 (5,798)     (573,924)    (579,722)

  Net Income                     2,452       242,734      245,186
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1997       $ (36,361)  $ 2,859,981  $2,823,620     6,743.96
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997


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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 and leased under a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month. The Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

     An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin or how long it will take to complete. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

     On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was
     $388,800 and $85,954, respectively. In April, 1997, the Partnership distributed $404,040 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $59.31 per Limited Partnership Unit, respectively.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $257,642 and $283,578, respectively. During the same periods, the Partnership earned investment income of $11,282 and $7,371, respectively. In 1997, rental income decreased mainly as a result of the sale of the Auto Max property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $48,142 and $47,556, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,579 and $39,957, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of
land.   It was acquired in August, 1986 and leased under a  long-
term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-
to-month basis to a car care operator for $2,600 per month.   The
Partnership is reviewing its available options which include selling or re-leasing the property. However, other real estate in the immediate area has been taken back by lenders and is maintaining a high vacancy rate. In 1996, in anticipation of selling the property, the Partnership conducted an environmental
soil   contamination   investigation  of   the   property.    The
investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks when the property was operated as a gasoline station, which occurred prior to the Partnership's ownership.

        An estimate, prepared by an environmental engineering firm, of approximately $211,000 has been received for site remediation work. The estimate includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin or how long it will take to complete. It is reasonably possible that the actual costs could differ from the estimate and that the difference could be material.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $3,000. Net cash provided by operating activities decreased from $269,724 in 1996 to $193,778 in 1997 as a result of a decrease in income in 1997 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively. In April, 1997, the Partnership distributed $404,040 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $59.31 per Limited Partnership Unit, respectively.

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

        In the first six months of 1996, the Partnership made distributions at a 6.27% rate which resulted in distributions to the Partners of $201,061. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1997, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in distributions to the Partners of $179,722 for the first six months of 1997.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                             Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management 85-B,Inc.
                              Its: Managing General Partner



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