Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1997-11-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                     1997              1996

CURRENT ASSETS:
   Cash and Cash Equivalents                    $   337,881       $   299,844
   Receivables                                        4,971             6,780
                                                 -----------       -----------
        Total Current Assets                        342,852           306,624
                                                 -----------       -----------
INVESTMENTS IN REAL ESTATE:
   Land                                           1,446,391         1,667,493
   Buildings and Equipment                        2,714,725         3,000,246
   Accumulated Depreciation                      (1,386,788)       (1,414,181)
                                                 -----------       -----------
        Net Investments in Real Estate            2,774,328         3,253,558
                                                 -----------       -----------
             Total Assets                       $ 3,117,180       $ 3,560,182
                                                 ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.         $    16,756       $    99,733
   Land Remediation Estimate                        211,000           211,000
   Distributions Payable                             68,244            91,293
   Unearned Rent                                     13,199                 0
                                                 -----------       -----------
        Total Current Liabilities                   309,199           402,026
                                                 -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                 (36,517)          (33,015)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,744 Units outstanding                       2,844,498         3,191,171
                                                 -----------       -----------
      Total Partners' Capital                     2,807,981         3,158,156
                                                 -----------       -----------
        Total Liabilities and Partners' Capital $ 3,117,180       $ 3,560,182
                                                 ===========       ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                             9/30/97        9/30/96     9/30/97       9/30/96

INCOME:
   Rent                     $  119,539   $  142,208    $  377,181   $  425,786
   Investment Income             3,995        4,018        15,277       11,389
                             ----------   ----------    ----------   ----------
        Total Income           123,534      146,226       392,458      437,175
                             ----------   ---------     ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                  23,742       25,503        71,884       73,059
   Partnership Administration
    and Property Management -
    Unrelated Parties (Note 3) (95,939)     232,385       (51,360)     272,342
   Depreciation                 18,397       34,331        58,561      103,750
   Real Estate Impairment
    (Note 3)                   117,823            0       117,823            0
                             ----------   ----------    ----------   ----------
        Total Expenses          64,023      292,219       196,908      449,151
                             ----------   ----------    ----------   ----------

OPERATING INCOME (LOSS)         59,511     (145,993)      195,550      (11,976)

GAIN ON SALE OF REAL ESTATE          0            0       109,147            0
                             ----------   ----------    ----------   ----------

NET INCOME (LOSS)           $   59,511   $ (145,993)   $  304,697   $  (11,976)
                             ==========   ==========    ==========   ==========

NET INCOME (LOSS) ALLOCATED:
   General Partners         $      595   $   (2,920)   $    3,047   $     (240)
   Limited Partners             58,916     (143,073)      301,650      (11,736)
                             ----------   ----------    ----------   ----------
                            $   59,511   $ (145,993)   $  304,697   $  (11,976)
                             ==========   ==========    ==========   ==========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (6,744 and 6,819 weighted average
   Units outstanding in 1997
   and 1996 respectively)  $     8.74    $   (20.98)   $    44.73   $    (1.72)
                            ==========    ==========    ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   304,697     $  (11,976)

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       58,561        103,750
     Real Estate Impairment                            117,823              0
     Gain on Sale of Real Estate                      (109,147)             0
     Decrease in Receivables                             1,809             49
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (82,977)        45,862
     Increase in Environmental Claim                         0        211,000
     Increase in Unearned Rent                          13,199         17,157
                                                    -----------    -----------
        Total Adjustments                                 (732)       377,818
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           303,965        365,842
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   411,993              0
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (23,049)       (20,209)
   Distributions to Partners                          (654,872)      (301,592)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (677,921)      (321,801)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               38,037         44,041

CASH AND CASH EQUIVALENTS, beginning of period         299,844        302,614
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $   337,881    $   346,655
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (29,269)   $ 3,562,088  $ 3,532,819    6,819.00

  Distributions                  (3,016)      (298,576)    (301,592)

  Net Loss                         (240)       (11,736)     (11,976)
                               ----------   -----------  -----------  ---------
BALANCE, September 30, 1996   $ (32,525)   $ 3,251,776  $ 3,219,251    6,819.00
                               ==========   ===========  ===========  =========


BALANCE, December 31, 1996    $ (33,015)   $ 3,191,171  $ 3,158,156    6,743.96

  Distributions                  (6,549)      (648,323)    (654,872)

  Net Income                      3,047        301,650      304,697
                               ----------   -----------  -----------  ---------
BALANCE, September 30, 1997   $ (36,517)   $ 2,844,498  $ 2,807,981    6,743.96
                               ==========   ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997


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

(2)  Organization - (Continued)

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building of approximately 2,450 square feet on an a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. That franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

     In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership.

     An  estimate  for  site  remediation  work,  which  includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin or how long it will take to complete. It is reasonably possible that the actual costs could materially differ from the estimate.

     The Partnership obtained an independent appraisal of the property which showed a value of $125,000. A charge to operations  for  real  estate  impairment  of  $116,252  was recognized  in  the  fourth quarter of 1996,  which  is  the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land.

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, Cook County sold the property for unpaid taxes to an unrelated third party. The Partnership can prevent the sale of the property by paying the balance of taxes due. However, since the taxes due
     exceed   the   fair  market  value  of  the  property,   the
     Partnership does not intend to pay these taxes. Consequently, the Partnership reversed the accrual for these taxes resulting in a $86,399 credit to 1997 expenses for the taxes accrued in a prior year. As a result, the balance of the Partnership Administration and Property Management - Unrelated Parties expenses is a credit balance of $51,360 for the nine months ended September 30, 1997. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $377,181 and $425,786, respectively. During the same periods, the Partnership earned investment income of $15,277 and $11,389, respectively. In 1997, rental income decreased mainly as a result of the sale of the Auto Max property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $71,884 and $73,059, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $(51,360) and $272,342, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997 relates to the Park Forest real estate tax and reclamation costs discussed below.

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building of approximately 2,450 square feet on an a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. That franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In 1996, in anticipation of selling the property, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership.

        An estimate for site remediation work, which includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. The Partnership has engaged legal counsel to investigate what sources, if any, are available for indemnification of these reclamation costs. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin or how long it will take to complete. It is reasonably possible that the actual costs could materially differ from the estimate.

        The Partnership obtained an independent appraisal of the property which showed a value of $125,000. A charge to operations for real estate impairment of $116,252 was recognized in the fourth quarter of 1996, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land.

      Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, Cook County sold the property for unpaid taxes to an unrelated third party. The Partnership can prevent the sale of the property by paying the balance of taxes due. However, since the taxes due exceed the fair market value of the property, the Partnership does not intend to pay these taxes. Consequently, the Partnership reversed the accrual for these taxes resulting in a $86,399 credit to 1997 expenses for the taxes accrued in a prior year. As a result, the balance of the Partnership Administration and Property Management - Unrelated Parties expenses is a credit balance of $51,360 for the nine months ended September 30, 1997. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 5.00%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $38,037. Net cash provided by operating activities decreased from $365,842 in 1996 to $303,965 in 1997.

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

        In the first nine months of 1996, the Partnership made distributions at a 6.27% rate which resulted in distributions to the Partners of $301,592. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1997, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in distributions to the Partners of $250,832 for the first nine months of 1997.

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

       On October 1, 1997, five Limited Partners redeemed a total of 33 Partnership Units for $15,905 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-two Limited Partners redeemed 755.84 Partnership Units for $590,626. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                          Description

        27    Financial Data Schedule  for  period
              ended September 30, 1997.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 1997     AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:   Net  Lease Management  85-B, Inc.
                              Its: Managing General Partner



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