Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1998-03-27
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

                     Yes   [X]           No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1997 were $535,204.

As of February 28, 1998, there were 6,702.66 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,702,660.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 5 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        Several of the leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building of approximately 2,450 square feet on a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. That franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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

        The Partnership obtained an independent appraisal of the property which showed a value of $125,000. In the fourth quarter of 1995, a charge to operations for real estate impairment of $116,252 was recognized, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land.

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed and the Partnership remains as the owner of record.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively.

         On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in July, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1997, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The only exception is the Partnership is responsible for the real estate taxes on the Park Forest property. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                               Total Property             Annual      Annual
                     Purchase   Acquisition               Lease       Rent Per
Property               Date        Costs       Lessee     Payment     Sq. Ft.

Fair Muffler                                Pro Tech's Car
 Park Forest, IL      8/14/86  $  284,902    Care, Inc.     $ 31,200   $ 13.25

Arby's Restaurant                              Select
 Jackson, TN         10/14/86  $  752,971  Beef VIII, Inc.  $ 95,842   $ 30.88

All Tune & Lube                            Diana L. Franks &
 Merrillville, IN    10/21/86  $  304,432 Ernie R. Alverado $ 35,096   $ 15.18

                                             Huntington
Denny's Restaurant                           Restaurants
 Fort Worth, TX      10/31/86  $  981,764    Group, Inc.    $ 42,000   $ 10.66

Cheddar's Restaurant                           Phaedra
 Fort Wayne, IN      12/31/86  $1,480,553    Partners Ltd.  $192,920   $ 25.22

Arby's Restaurant                          Circle Restaurant
 Colorado Springs, CO 3/31/87  $  447,177      Company      $ 40,000   $ 26.85

Children's World
Daycare Center                              Children's World
 Sterling Heights, MI                          Learning
 (16.3486%)          11/25/87  $  143,391   Centers, Inc.   $ 20,919   $ 20.72


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

        The Lease terms are 20 years except for the Denny's restaurant (5 years), the All Tune & Lube (10 years) and the Park Forest property, which is leased on a month-to-month basis. Certain Leases contain renewal options which may extend the Lease term an additional 10 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHlP UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 723 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, five Limited Partners redeemed a total of 33 Partnership Units for $15,895 accordance with the Partnership Agreement. In prior years, a total of seventy-two Limited Partners redeemed 755.84 Partnership Units for $590,626. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $7,461 and $4,444 were made to the General Partners and $722,723 and $398,102 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHlP UNITS AND RELATED
       SECURITY HOLDER MATTERS.  (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 of proceeds from the sale of property in 1997. The distribution reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $515,207 and $587,057, respectively. During the same periods, the Partnership earned investment income of $19,997 and $14,966, respectively. In 1997, rental income decreased mainly as a result of the sale of the Auto Max property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $96,838 and $93,159, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $(63,439) and $304,514, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997 relates to the Park Forest property real estate tax and reclamation costs discussed below.

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building of approximately 2,450 square feet on a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. That franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership obtained an independent appraisal of the property which showed a value of $125,000. In the fourth quarter of 1995, a charge to operations for real estate impairment of $116,252 was recognized, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land.

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed and the Partnership remains as the owner of record.

         On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in July, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $33,413 as the Partnership distributed less cash to the Partners than it generated from operating and investing activities. Net cash provided by operating activities decreased from $461,765 in 1996 to $390,581 in 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993 which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively. In April, 1997, the Partnership distributed $404,040 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $59.31 per Limited Partnership Unit.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. During 1996, the Partnership made distributions at a 6.27% rate which resulted in distributions to the Partners of $402,123. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1997, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in regular distributions to the Partners of $325,983 for 1997.

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

        During 1997, five Limited Partners redeemed a total of 33 Partnership Units for $15,895 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-two Limited Partners redeemed 755.84 Partnership Units for $590,626. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the Fair Muffler property in Park Forest, Illinois, on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31,1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Minneapolis, Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                   Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                          1997          1996

CURRENT ASSETS:
  Cash and Cash Equivalents                           $   333,257  $   299,844
  Receivables                                              26,817        6,780
                                                       -----------  -----------
      Total Current Assets                                360,074      306,624
                                                       -----------  -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                  1,446,391    1,667,493
  Buildings and Equipment                               2,714,725    3,000,246
  Accumulated Depreciation                             (1,404,178)  (1,414,181)
                                                       -----------  -----------
      Net Investments in Real Estate                    2,756,938    3,253,558
                                                       -----------  -----------
          Total Assets                                $ 3,117,012  $ 3,560,182
                                                       ===========  ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.                $     8,546  $    99,733
  Land Remediation Estimate                               211,000      211,000
  Distributions Payable                                    68,211       91,293
                                                       -----------  -----------
      Total Current Liabilities                           287,757      402,026
                                                       -----------  -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                        (36,304)     (33,015)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,711 and 6,744 outstanding in 1997
   and 1996, respectively                               2,865,559    3,191,171
                                                       -----------  -----------
     Total Partners' Capital                            2,829,255    3,158,156
                                                       -----------  -----------
        Total Liabilities and Partners' Capital       $ 3,117,012  $ 3,560,182
                                                       ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                         1997          1996

INCOME:
  Rent                                               $   515,207   $   587,057
  Investment Income                                       19,997        14,966
                                                      -----------   -----------
      Total Income                                       535,204       602,023
                                                      -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates                 96,838        93,159
  Partnership Administration and Property
    Management  - Unrelated Parties (Note  4)            (63,439)      304,514
  Depreciation                                            75,951       134,583
  Real Estate Impairment (Note 4)                        117,823             0
                                                      -----------   -----------
      Total Expenses                                     227,173       532,256
                                                      -----------   -----------

OPERATING INCOME                                         308,031        69,767

GAIN ON SALE OF REAL ESTATE                              109,147             0
                                                      -----------   -----------
NET INCOME                                           $   417,178   $    69,767
                                                      ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                   $     4,172   $       698
  Limited Partners                                       413,006        69,069
                                                      -----------   -----------
                                                     $   417,178   $    69,767
                                                      ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,736 and 6,800 weighted average Units outstanding
  in 1997 and 1996, respectively)                    $     61.31   $     10.16
                                                      ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                         1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   417,178   $    69,767

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                         75,951       134,583
     Real Estate Impairment                              117,823             0
     Gain on Sale of Real Estate                        (109,147)            0
     Increase in Receivables                             (20,037)       (6,731)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (91,187)       53,146
     Increase in Land Remediation Estimate                     0       211,000
                                                      -----------   -----------
       Total Adjustments                                 (26,597)      391,998
                                                      -----------   -----------
       Net Cash Provided By
           Operating Activities                          390,581       461,765
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      411,993             0
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                      (23,082)      (20,105)
  Distributions to Partners                             (730,023)     (402,123)
  Redemption Payments                                    (16,056)      (42,307)
                                                      -----------   -----------
       Net Cash Used For
           Financing Activities                         (769,161)     (464,535)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   33,413        (2,770)

CASH AND CASH EQUIVALENTS, beginning of period           299,844       302,614
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $   333,257   $   299,844
                                                      ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995  $ (29,269)  $ 3,562,088  $ 3,532,819     6,819.00

  Distributions                (4,021)     (398,102)    (402,123)

  Redemption Payments            (423)      (41,884)     (42,307)      (75.04)

  Net Income                      698        69,069       69,767
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1996    (33,015)    3,191,171    3,158,156     6,743.96

  Distributions                (7,300)     (722,723)    (730,023)

  Redemption Payments            (161)      (15,895)     (16,056)      (33.00)

  Net Income                    4,172       413,006      417,178
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1997  $ (36,304)  $ 2,865,559  $ 2,829,255     6,710.96
                             =========   ===========  ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  Related Party Transactions -

     The Partnership owns a 16.3486% interest in the Children's World property. The remaining interest is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                      1997           1996

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $  96,838      $  93,159
                                                    =========      =========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                         1997          1996

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.  The 1997 amount includes an
  $86,399 credit to expenses for real estate taxes
  accrued in a prior year, as further discussed in
  Note 4.  The 1996 amount includes $211,000
  of estimated remediation costs further discussed
  in Note 4.                                           $  (63,439)  $  304,514
                                                        ==========   ==========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exception is the Partnership is responsible for the real estate taxes of the Park Forest property. The Lease terms are 20 years except for the Denny's restaurant (5 years), the All Tune & Lube (10 years) and the Park Forest property, which is leased on a month-to-month basis. Certain Leases contain renewal options which may extend the Lease term an additional 10 years. Most of the Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant properties. The Fair Muffler in Park Forest, Illinois was constructed in 1983. The Cheddar's restaurant was constructed in 1985. The Children's World was constructed in 1987. All the remaining buildings were constructed in 1986. The Partnership acquired all the buildings during 1986 except for the Arby's in Colorado Springs, Colorado and the Children's World, which were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1997 are as follows:

                                            Buildings and          Accumulated
Property                            Land      Equipment     Total  Depreciation

Fair Muffler, Park Forest, IL $        0   $   50,828   $   50,828  $   50,828
Arby's, Jackson, TN              178,733      574,238      752,971     290,082
All Tune & Lube,
  Merrillville, IN                84,174      220,258      304,432      91,935
Denny's,  Fort  Worth, TX        525,850      455,914      981,764     215,327
Cheddar's, Fort Wayne, IN        511,427      969,126    1,480,553     529,661
Arby's,  Colorado Springs, CO    119,054      328,123      447,177     182,757
Children's World,
 Sterling  Heights, MI            27,153      116,238      143,391      43,588
                               ----------   ----------   ----------  ----------
                              $1,446,391   $2,714,725   $4,161,116  $1,404,178
                               ==========   ==========   ==========  ==========

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building of approximately 2,450 square feet on a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. That franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

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

     The Partnership obtained an independent appraisal of the property which showed a value of $125,000. In the fourth quarter of 1995, a charge to operations for real estate impairment of $116,252 was recognized, which is the difference between book value at December 31, 1995 of $241,252 and the appraised market value of $125,000. The charge was recorded against the carrying amount of the land.

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed and the Partnership remains as the owner of record.

     On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was
     $388,800 and $85,954, respectively. In April, 1997, the Partnership distributed $404,040 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $59.31 per Limited Partnership Unit.

     On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in July, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998           $  427,713
                       1999              429,154
                       2000              404,334
                       2001              391,681
                       2002              349,681
                       Thereafter      1,441,577
                                       ----------
                                      $3,444,140
                                       ==========

     In 1997 and 1996, the Partnership recognized contingent rents of $51,067 and $32,008, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1997           1996
       Tenants                 Industry

     Phaedra Partners, LTD     Restaurant         $  192,920   $  192,920
     Select Beef VIII, Inc.    Restaurant            112,921      118,456
     Huntington Restaurants
        Group, Inc.            Restaurant             64,004          N/A
     L & H Restaurant Corp.    Restaurant                N/A       90,000
     J.D. Enterprises of
        Minnesota, Inc.        Automotive                N/A       62,475
                                                   ----------   ----------

     Aggregate rent revenue of major tenants      $   369,845  $  463,851
                                                   ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  72%          79%
                                                   ==========   ==========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(6)  Partners' Capital -

     Cash distributions of $7,461 and $4,444 were made to the General Partners and $722,723 and $398,102 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $107.29 and $58.54 per Limited Partnership Unit outstanding using 6,736 and 6,800 weighted average Units in 1997 and 1996, respectively. The distributions represent $58.94 and $3.95 per Unit of Net Income and $48.35 and $54.59 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 of proceeds from the sale of property in 1997. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1997, five Limited Partners redeemed a total of 33 Partnership Units for $15,895 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, four Limited Partners redeemed a total of 75.04 Partnership Units for $41,884. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $886.80 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       1997            1996

     Net Income for Financial
      Reporting Purposes                            $  417,178    $   69,767

     Depreciation for Tax Purposes
      (Over) Under Depreciation for
      Financial Reporting Purposes                     (24,315)       26,257

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                               (11,800)        1,400

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                     0       211,000

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                     117,823             0

     Gain on Sale of Real Estate for Tax
      Purposes Over Gain for Financial
      Reporting Purposes                                24,079             0
                                                    -----------   -----------
           Taxable Income to Partners              $   522,965   $   308,424
                                                    ===========   ===========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:
                                                        1997           1996

     Partners' Capital for
      Financial Reporting Purposes                   $2,829,255     $3,158,156

     Adjusted Tax Basis of Investments
      in Real Estate Over (Under) Net
      Investments in Real Estate for
      Financial Reporting Purposes                       86,949        (30,639)

     Capitalized Start-Up Costs
      Under Section 195                                 310,830        310,830

     Amortization of Start-Up and
      Organization Costs                               (317,702)      (317,702)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                      0         11,800

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                211,000        211,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes                1,009,038      1,009,038
                                                     -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes                $ 4,129,370    $ 4,352,483
                                                     ===========    ===========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows for the years ended December 31:

                                       1997                    1996
                             Carrying       Fair      Carrying      Fair
                             Amount         Value      Amount       Value

     Cash                  $     321  $     321    $     456   $     456
     Money Market Funds      332,936    332,936      299,388     299,388
                            ---------  ---------    ---------   ---------
       Total Cash and
         Cash Equivalents  $ 333,257  $ 333,257    $ 299,844   $ 299,844
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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                             Number of     Percent
   of Beneficial Owner                            Units Held    of Class

   Net Lease Management 85-B, Inc.                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   8.3             *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                        0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 19 and 20, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A.   Exhibits -
                                Description

                 10.1  Purchase  Agreement  dated  November
                       20,  1996  between  the  Partnership,  AEI
                       Real     Estate    Fund    85-B    Limited
                       Partnership,  and  Madan Estates  relating
                       to  the  property at 4501  Central  Avenue
                       N.E.,    Columbia    Heights,    Minnesota
                       (incorporated  by  reference  to   Exhibit
                       10.1   of  Form  10-QSB  filed  with   the
                       Commission on May 9, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.   Exhibits -
                                Description

                  27   Financial Data Schedule
                       for year ended December 31, 1997.

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


                          AEI REAL ESTATE FUND 85-B
                          Limited Partnership
                          By:  Net  Lease Management  85-B, Inc.
                               Its Managing General Partner


March 23, 1998            By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                           Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 23, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer    March 23, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)