Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1998-05-14
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998            1997

CURRENT ASSETS:
   Cash and Cash Equivalents                     $   374,847     $   333,257
   Receivables                                         4,073          26,817
                                                  -----------     -----------
        Total Current Assets                         378,920         360,074
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                            1,446,391       1,446,391
   Buildings and Equipment                         2,714,725       2,714,725
   Accumulated Depreciation                       (1,422,166)     (1,404,178)
                                                  -----------     -----------
        Net Investments in Real Estate             2,738,950       2,756,938
                                                  -----------     -----------
             Total Assets                        $ 3,117,870     $ 3,117,012
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $    12,921     $     8,546
   Land Remediation Estimate                         211,000         211,000
   Distributions Payable                              68,211          68,211
   Unearned Rent                                       4,343               0
                                                  -----------     -----------
        Total Current Liabilities                    296,475         287,757
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                  (36,383)        (36,304)
   Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,711 Units outstanding                         2,857,778       2,865,559
                                                  -----------     -----------
     Total Partners' Capital                       2,821,395       2,829,255
                                                  -----------     -----------
        Total  Liabilities and Partners' Capital $ 3,117,870     $ 3,117,012
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      1998           1997

INCOME:
   Rent                                           $   118,556    $   138,670
   Investment Income                                    4,671          6,055
                                                   -----------    -----------
        Total Income                                  123,227        144,725
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             27,840         19,930
   Partnership Administration and Property
      Management - Unrelated Parties                   10,108         27,245
      Depreciation                                     17,988         21,768
                                                   -----------    -----------
        Total Expenses                                 55,936         68,943
                                                   -----------    -----------

OPERATING INCOME                                       67,291         75,782

GAIN ON SALE OF REAL ESTATE                                 0        109,147
                                                   -----------    -----------
NET INCOME                                        $    67,291    $   184,929
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       673    $     1,849
   Limited Partners                                    66,618        183,080
                                                   -----------    -----------
                                                  $    67,291    $   184,929
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,711 and 6,744 weighted average Units
 outstanding in 1998 and 1997, respectively)      $      9.93    $     27.15
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    67,291    $   184,929

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       17,988         21,768
     Gain on Sale of Real Estate                             0       (109,147)
     Decrease in Receivables                            22,744          3,447
     Increase in Payable to
        AEI Fund Management, Inc.                        4,375         10,496
     Increase in Unearned Rent                           4,343         18,627
                                                    -----------    -----------
        Total Adjustments                               49,450        (54,809)
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           116,741        130,120
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Sale of Real Estate                         0        411,993
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                           (75,151)      (100,531)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               41,590        441,582

CASH AND CASH EQUIVALENTS, beginning of period         333,257        299,844
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   374,847    $   741,426
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996  $ (33,015)   $ 3,191,171  $ 3,158,156    6,743.96

  Distributions                (1,005)       (99,526)    (100,531)

  Net Income                    1,849        183,080      184,929
                             ---------    -----------  -----------  ----------
BALANCE, March 31, 1997     $ (32,171)   $ 3,274,725  $ 3,242,554    6,743.96
                             =========    ===========  ===========  ==========


BALANCE, December 31, 1997  $ (36,304)   $ 2,865,559  $ 2,829,255    6,710.96

  Distributions                  (752)       (74,399)     (75,151)

  Net Income                      673         66,618       67,291
                             ---------    -----------  -----------  ----------
BALANCE, March 31, 1998     $ (36,383)   $ 2,857,778  $ 2,821,395    6,710.96
                             =========    ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998


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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for twenty years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $118,556 and $138,670, respectively. During the same periods, the Partnership earned investment income of $4,671 and $6,055, respectively. In 1998, rental income decreased mainly as a result of the sale of the Auto Max property discussed below.

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $27,840 and $19,930, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,108 and $27,245, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Park Forest property.

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

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $41,590 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $130,120 in 1997 to $116,741 in 1998 as the result of a decrease in income in 1997 which was partially offset by a decrease in expenses.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first three months of 1997, the Partnership made distributions at a 6.27% rate which resulted in distributions to the Partners of $100,531. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. In the first three months of 1998, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in distributions to the Partners of $75,151.

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                          Description

            27    Financial Data Schedule  for  period
                  ended March 31, 1998.

         b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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