Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1998-08-10
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of June 30, 1998 and December 31, 1997

           Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998            1997

CURRENT ASSETS:
   Cash and Cash Equivalents                    $   386,167     $   333,257
   Receivables                                          842          26,817
                                                 -----------     -----------
        Total Current Assets                        387,009         360,074
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                           1,446,391       1,446,391
   Buildings and Equipment                        2,714,725       2,714,725
   Accumulated Depreciation                      (1,440,154)     (1,404,178)
                                                 -----------     -----------
        Net Investments in Real Estate            2,720,962       2,756,938
                                                 -----------     -----------
             Total Assets                       $ 3,107,971     $ 3,117,012
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.         $     5,173     $     8,546
   Land Remediation Estimate                        211,000         211,000
   Distributions Payable                             68,248          68,211
   Unearned Rent                                      4,343               0
                                                 -----------     -----------
        Total Current Liabilities                   288,764         287,757
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                 (36,405)        (36,304)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,711 Units outstanding                       2,855,612       2,865,559
                                                 -----------     -----------
      Total Partners' Capital                     2,819,207       2,829,255
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 3,107,971     $ 3,117,012
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended         Six Months Ended
                               6/30/98       6/30/97      6/30/98      6/30/97

INCOME:
   Rent                       $ 116,084     $ 118,972    $ 234,640   $ 257,642
   Investment Income              4,902         5,227        9,573      11,282
                               ---------     ---------    ---------   ---------
        Total Income            120,986       124,199      244,213     268,924
                               ---------     ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  25,139        28,212       52,979      48,142
   Partnership Administration
     and Property Management -
     Unrelated Parties            4,896        17,334       15,004      44,579
   Depreciation                  17,988        18,396       35,976      40,164
                               ---------     ---------    ---------   ---------
        Total Expenses           48,023        63,942      103,959     132,885
                               ---------     ---------    ---------   ---------

OPERATING INCOME                 72,963        60,257      140,254     136,039

GAIN ON SALE OF REAL ESTATE           0             0            0     109,147
                               ---------     ---------    ---------   ---------
NET INCOME                    $  72,963     $  60,257    $ 140,254   $ 245,186
                               =========     =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $     729     $     603    $   1,402   $   2,452
   Limited Partners              72,234        59,654      138,852     242,734
                               ---------     ---------    ---------   ---------
                              $  72,963     $  60,257    $ 140,254   $ 245,186
                               =========     =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,711 and 6,744 weighted average
 Units outstanding in 1998 and 1997,
 respectively)                $   10.76     $    8.84    $   20.69   $   35.99
                               =========     =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   140,254   $   245,186

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       35,976        40,164
     Gain on Sale of Real Estate                             0      (109,147)
     (Increase) Decrease in Receivables                 25,975        (2,811)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (3,373)        7,927
     Increase in Unearned Rent                           4,343        12,459
                                                    -----------   -----------
        Total Adjustments                               62,921       (51,408)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           203,175       193,778
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Sale of Real Estate                         0       411,993
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             37       (23,049)
   Distributions to Partners                          (150,302)     (579,722)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (150,265)     (602,771)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               52,910         3,000

CASH AND CASH EQUIVALENTS, beginning of period         333,257       299,844
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   386,167   $   302,844
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $ (33,015)  $ 3,191,171  $ 3,158,156    6,743.96

  Distributions                  (5,798)     (573,924)    (579,722)

  Net Income                      2,452       242,734      245,186
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1997        $ (36,361)  $ 2,859,981  $ 2,823,620    6,743.96
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1997    $ (36,304)  $ 2,865,559  $ 2,829,255    6,710.96

  Distributions                  (1,503)     (148,799)    (150,302)

  Net Income                      1,402       138,852      140,254
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1998        $ (36,405)  $ 2,855,612  $ 2,819,207    6,710.96
                               =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998


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

     On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in November, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $234,640 and $257,642, respectively. During the same periods, the Partnership earned investment income of $9,573 and $11,282, respectively. In 1997, rental income decreased mainly as a result of the sale of the Auto Max property discussed below.

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $52,979 and $48,142, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,004 and $44,579, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Park Forest property.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on an approximately 19,388 square foot parcel of
land.   It was acquired in August, 1986 and leased under a  long-
term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a
sublessee.   The  franchisee continued to  operate  the  property
until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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

         On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in November, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances increased $52,910 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $193,778 in 1997 to $203,175 in 1998 as a result of a reduction in expenses in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses which were partially offset by a decrease in income in 1998.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first three months of 1997, the Partnership made distributions at a 6.27% rate. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1997, the Partnership made distributions at a 5.0% rate on the reduced capital balance. As a result, distributions during 1997 were higher when compared to the same period in 1998.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                        Description

         27  Financial Data Schedule  for  period
             ended June 30, 1998.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 3, 1998        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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