Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1998-11-10
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

          Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997

CURRENT ASSETS:
   Cash and Cash Equivalents                     $   401,026      $   333,257
   Receivables                                           400           26,817
                                                  -----------      -----------
        Total Current Assets                         401,426          360,074
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
   Land                                            1,446,391        1,446,391
   Buildings and Equipment                         2,663,897        2,714,725
   Accumulated Depreciation                       (1,405,178)      (1,404,178)
                                                  -----------      -----------
        Net Investments in Real Estate             2,705,110        2,756,938
                                                  -----------      -----------
             Total Assets                        $ 3,106,536      $ 3,117,012
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $     7,689      $     8,546
   Land Remediation Estimate                         211,000          211,000
   Distributions Payable                              68,617           68,211
   Unearned Rent                                       5,243                0
                                                  -----------      -----------
        Total Current Liabilities                    292,549          287,757
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                  (36,457)         (36,304)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    6,711 Units outstanding                        2,850,444        2,865,559
                                                  -----------      -----------
      Total Partners' Capital                      2,813,987        2,829,255
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $ 3,106,536      $ 3,117,012
                                                  ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                 9/30/98       9/30/97    9/30/98      9/30/97

INCOME:
   Rent                         $ 111,196    $ 119,539  $ 345,836    $ 377,181
   Investment Income                5,175        3,995     14,748       15,277
                                 --------     ---------  ---------    ---------
        Total Income              116,371      123,534    360,584      392,458
                                 --------     ---------  ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                     28,724       23,742     81,703       71,884
   Partnership Administration
    and Property Management -
    Unrelated Parties (Note 3)      2,568      (95,939)    17,572      (51,360)
   Depreciation                    15,852       18,397     51,828       58,561
   Real Estate Impairment (Note 3)      0      117,823          0      117,823
                                 ---------    ---------  ---------    ---------
        Total Expenses             47,144       64,023    151,103      196,908
                                 ---------    ---------  ---------    ---------
OPERATING INCOME                   69,227       59,511    209,481      195,550

GAIN ON SALE OF REAL ESTATE           704            0        704      109,147
                                 ---------    ---------  ---------    ---------
NET INCOME                      $  69,931    $  59,511  $ 210,185    $ 304,697
                                 =========    =========  =========    =========

NET INCOME ALLOCATED:
   General Partners             $     700    $     595  $   2,102    $   3,047
   Limited Partners                69,231       58,916    208,083      301,650
                                 ---------    ---------  ---------    ---------
                                $  69,931    $  59,511  $ 210,185    $ 304,697
                                 =========    =========  =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,711 and 6,744 weighted average
  Units outstanding in 1998 and 1997,
  respectively)                 $   10.32    $    8.74  $   31.01    $   44.73
                                 =========    =========  =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   210,185      $   304,697

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      51,828           58,561
     Real Estate Impairment                                 0          117,823
     Gain on Sale of Real Estate                         (704)        (109,147)
     Decrease in Receivables                           26,417            1,809
     Decrease in Payable to
        AEI Fund Management, Inc.                        (857)         (82,977)
     Increase in Unearned Rent                          5,243           13,199
                                                   -----------      -----------
        Total Adjustments                              81,927             (732)
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                          292,112          303,965
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                      704          411,993
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           406          (23,049)
   Distributions to Partners                         (225,453)        (654,872)
                                                   -----------      -----------
        Net Cash Used For
        Financing Activities                         (225,047)       (677,921)
                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              67,769          38,037

CASH AND CASH EQUIVALENTS, beginning of period        333,257         299,844
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period          $   401,026      $  337,881
                                                   ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                               General      Limited                   Units
                               Partners     Partners     Total      Outstanding


BALANCE, December 31, 1996    $ (33,015)   $3,191,171   $3,158,156    6,743.96

  Distributions                  (6,549)     (648,323)    (654,872)

  Net Income                      3,047       301,650      304,697
                               ---------    ----------   ----------  ----------
BALANCE, September 30, 1997   $ (36,517)   $2,844,498   $2,807,981    6,743.96
                               =========    ==========   ==========  ==========


BALANCE, December 31, 1997    $ (36,304)   $2,865,559   $2,829,255    6,710.96

  Distributions                  (2,255)     (223,198)    (225,453)

  Net Loss                        2,102       208,083      210,185
                               ---------    ----------   ----------  ----------
BALANCE, September 30, 1998   $ (36,457)   $2,850,444   $2,813,637    6,710.96
                               =========    ==========   ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998


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

(3  )Investments in Real Estate -

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

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site remediation liability and may have adjustments to the accrued liability in future periods.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $345,836 and $377,181, respectively. During the same periods, the Partnership earned investment income of $14,748 and $15,277, respectively. In 1998, rental income decreased mainly as a result of the sale of property discussed below.

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $81,703 and $71,884, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,572 and $(51,360), respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of a reversal of a tax accrual related to the Park Forest property in 1997.


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

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intends to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site remediation liability and may have adjustments to the accrued liability in future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee is in the process of rebuilding the restaurant and is planning on reopening in November, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances increased $67,769 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $303,965 in 1997 to $292,112 in 1998 as a result of a decrease in income and an increase in expenses in 1998 which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  1998, seven Limited Partners redeemed a total  of
73.3 Partnership Units for $33,738 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-seven Limited Partners redeemed 788.84 Partnership Units for $606,521. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                             Description

           27    Financial Data Schedule  for  period
                 ended September 30, 1998.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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