Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1999-03-26
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                      Yes   [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [X]

The Issuer's revenues for year ended December 31, 1998 were $487,621.

As of February 28, 1999, there were 6,637.66 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,637,660.

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

        Most of the leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intended to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

        On February 17, 1997, the Partnership sold the Auto Max property to an unrelated third party. The Partnership received net sale proceeds of $411,993, which resulted in a net gain of $109,147. At the time of sale, the cost and related accumulated depreciation of the property was $388,800 and $85,954, respectively.

         On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee rebuilt and reopened on November 16, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1998, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 75% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                 Total Property
                     Purchase     Acquisition                  Annual Lease   Annual Rent
Property               Date          Costs       Lessee          Payment       Per Sq. Ft.
Arby's Restaurant                             RTM Acquisition
 Jackson, TN         10/14/86    $  752,971    Company, LLC     $  95,842     $ 30.88

All Tune & Lube                              Diana L. Franks &
 Merrillville, IN    10/21/86    $  304,432  Ernie R. Alverado  $  36,500     $ 15.79

                                               Huntington
Denny's Restaurant                             Restaurants
 Fort Worth, TX      10/31/86    $  981,764    Group, Inc.      $  42,000     $ 10.66

Cheddar's Restaurant                              Phaedra
 Fort Wayne, IN      12/31/86    $1,480,553    Partners Ltd.    $ 192,920     $ 25.22

Arby's Restaurant                             Circle Restaurant
 Colorado Springs, CO 3/31/87    $  447,177       Company       $  40,000     $ 26.83

Children's World
Daycare Center                                    ARAMARK
 Sterling Heights, MI                            Educational
 (16.3486%)          11/25/87    $  143,391    Resources, Inc.  $  21,243     $ 21.04

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The  Lease  terms  are 20 years except  for  the  Denny's
restaurant  (5 years), the All Tune & Lube (10 years).   Most  of
the Leases contain renewal options which may extend the Lease term an additional 10 years.

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

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 720 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1998, seven Limited Partners redeemed a total  of
73.30 Partnership Units for $33,738 accordance with the Partnership Agreement. In prior years, a total of seventy-seven Limited Partners redeemed 788.84 Partnership Units for $606,521. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
       SECURITY HOLDER MATTERS.  (Continued)

        Cash distributions of $3,347 and $7,461 were made to the General Partners and $297,598 and $722,723 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 of proceeds from the sale of property in 1997. The distribution reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $468,533 and $515,207, respectively. During the same periods, the Partnership earned investment income of $19,088 and $19,997, respectively. In 1998, rental income decreased as a result of the property sales discussed below and a reduction in percentage rent from two properties.

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $107,471 and $96,838, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,075 and $(63,439), respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1998 when compared to 1997, is the result of a reversal of a tax accrual related to the Park Forest property in 1997.

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

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intended to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

         On  January  21,  1998,  the  Cheddar's  restaurant  was
destroyed by fire. The Lessee rebuilt the restaurant and reopened on November 16, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances increased $38,300 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $390,581 in 1997 to $371,720 in 1998 as a result of a decrease in income and an increase in expenses in 1998 which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first three months of 1997, the Partnership made distributions at a 6.27% rate. In April, 1997, the Partnership distributed net sale proceeds of $404,040 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1997, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in regular distributions to the Partners of $325,983 for 1997. During 1998, the Partnership made distributions at a 5.0% rate which resulted in distributions to the Partners of $300,604.

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

        During  1998, seven Limited Partners redeemed a total  of
73.30 Partnership Units for $33,738 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-seven Limited Partners redeemed 788.84 Partnership Units for $606,521. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                 Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1998             1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   371,557      $   333,257
  Receivables                                         15,227           26,817
                                                  -----------      -----------
      Total Current Assets                           386,784          360,074
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,446,391        1,446,391
  Buildings and Equipment                          2,663,897        2,714,725
  Accumulated Depreciation                        (1,422,454)      (1,404,178)
                                                  -----------      -----------
      Net Investments in Real Estate               2,687,834        2,756,938
                                                  -----------      -----------
          Total Assets                           $ 3,074,618      $ 3,117,012
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     7,601      $     8,546
  Land Remediation Estimate                          211,000          211,000
  Distributions Payable                               68,770           68,211
                                                  -----------      -----------
      Total Current Liabilities                      287,371          287,757
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (36,724)         (36,304)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,638 and 6,711 outstanding in 1998
   and 1997, respectively                          2,823,971        2,865,559
                                                  -----------      -----------
      Total Partners' Capital                      2,787,247        2,829,255
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $ 3,074,618      $ 3,117,012
                                                  ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1998            1997

INCOME:
  Rent                                            $   468,533     $   515,207
  Investment Income                                    19,088          19,997
                                                   -----------     -----------
      Total Income                                    487,621         535,204
                                                   -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates             107,471          96,838
  Partnership Administration and Property
    Management - Unrelated Parties                     19,075         (63,439)
  Depreciation                                         69,104          75,951
  Real Estate Impairment                                    0         117,823
                                                   -----------     -----------
      Total Expenses                                  195,650         227,173
                                                   -----------     -----------

OPERATING INCOME                                      291,971         308,031

GAIN ON SALE OF REAL ESTATE                               704         109,147
                                                   -----------     -----------
NET INCOME                                        $   292,675     $   417,178
                                                   ===========     ===========

NET INCOME ALLOCATED:
  General Partners                                $     2,927     $     4,172
  Limited Partners                                    289,748         413,006
                                                   -----------     -----------
                                                  $   292,675     $   417,178
                                                   ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,692 and 6,736 weighted average Units outstanding
in 1998 and 1997, respectively)                   $     43.30     $     61.31
                                                   ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $   292,675    $   417,178

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      69,104         75,951
     Real Estate Impairment                                 0        117,823
     Gain on Sale of Real Estate                         (704)      (109,147)
     (Increase) Decrease in Receivables                11,590        (20,037)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (945)       (91,187)
                                                   -----------    -----------
       Total Adjustments                               79,045        (26,597)
                                                   -----------    -----------
       Net Cash Provided By
          Operating Activities                        371,720        390,581
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                       704        411,993
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable            559        (23,082)
  Distributions to Partners                          (300,604)      (730,023)
  Redemption Payments                                 (34,079)       (16,056)
                                                   -----------    -----------
       Net Cash Used For
         Financing Activities                        (334,124)      (769,161)
                                                   -----------    -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                 38,300         33,413

CASH AND CASH EQUIVALENTS, beginning of  period       333,257        299,844
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   371,557    $   333,257
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (33,015)  $ 3,191,171  $ 3,158,156     6,743.96

  Distributions                 (7,300)     (722,723)    (730,023)

  Redemption Payments             (161)      (15,895)     (16,056)      (33.00)

  Net Income                     4,172       413,006      417,178
                              ---------   -----------  -----------   ----------
BALANCE, December 31, 1997     (36,304)    2,865,559    2,829,255     6,710.96

  Distributions                 (3,006)     (297,598)    (300,604)

  Redemption Payments             (341)      (33,738)     (34,079)      (73.30)

  Net Income                     2,927       289,748      292,675
                              ---------   -----------  -----------   ----------
BALANCE, December 31, 1998   $ (36,724)  $ 2,823,971  $ 2,787,247     6,637.66
                              =========   ===========  ===========   ==========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                     1998          1997

a.AEI and NLM are
  reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 107,471      $  96,838
                                                   ========       ========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.  The 1997 amount includes an
  $86,399 credit to expenses for real estate taxes
  accrued in a prior year, as further discussed in
  Note 4.                                         $  19,075      $ (63,439)
                                                   ========       ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Lease terms are 20 years except for the Denny's restaurant (5 years), the All Tune & Lube (10 years). Most of the Leases contain renewal options which may extend the Lease term an additional 10 years. The Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1998 are as follows:

                                             Buildings and         Accumulated
Property                             Land      Equipment    Total  Depreciation

Arby's, Jackson, TN              $  178,733  $  574,238  $  752,971  $  305,204
All Tune & Lube, Merrillville, IN    84,174     220,258     304,432      98,763
Denny's,  Fort  Worth, TX           525,850     455,914     981,764     228,102
Cheddar's, Fort Wayne, IN           511,427     969,126   1,480,553     552,841
Arby's,  Colorado Springs, CO       119,054     328,123     447,177     190,308
Children's World,
    Sterling  Heights, MI            27,153     116,238     143,391      47,236
                                  ----------  ----------  ----------  ---------
                                 $1,446,391  $2,663,897  $4,110,288  $1,422,454
                                  ==========  ==========  ==========  =========

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while it was unsuccessfully appealing the real estate tax valuation of the property. During this period of time the Partnership accrued $128,958 of real estate taxes, of which $86,399 was accrued as of December 31, 1996. In 1997, the taxing authority sold the property for unpaid taxes to an unrelated third party. Since the tax liability exceeded the appraised market value of the property, the Partnership did not redeem the tax sale. Consequently, the Partnership reversed the tax accrual resulting in a $86,399 credit to 1997 expenses. Since the Partnership intended to allow the tax sale to be completed, a charge to operations for an additional real estate impairment of $117,823 was recognized in the third quarter of 1997, to write down the carrying value of the property to zero. The third party who purchased the unpaid taxes has not filed a petition for issuance of the tax deed.

     On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee rebuilt the property and reopened on November 16, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999          $   429,477
                       2000              404,658
                       2001              392,005
                       2002              350,005
                       2003              350,005
                       Thereafter      1,093,160
                                      -----------
                                     $ 3,019,310
                                      ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $22,588 and $51,067, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1998            1997
      Tenants                      Industry

     Phaedra Partners, LTD        Restaurant         $ 192,920     $ 192,920
     RTM Acquisition
        Company, L.L.C.           Restaurant           110,151       112,921
     Huntington Restaurants
        Group, Inc.               Restaurant            50,279        64,004
                                                      ---------     ---------

     Aggregate rent revenue of major tenants         $ 353,350     $ 369,845
                                                      =========     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    75%           72%
                                                      =========     =========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Partners' Capital -

     Cash distributions of $3,347 and $7,461 were made to the General Partners and $297,598 and $722,723 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $44.47 and $107.29 per Limited Partnership Unit outstanding using 6,692 and 6,736 weighted average Units in 1998 and 1997, respectively. The distributions represent $38.22 and $58.94 per Unit of Net Income and $6.25 and $48.35 per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 of proceeds from the sale of property in 1997. The distribution reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1998,  seven Limited Partners redeemed  a  total  of
     73.30 Partnership Units for $33,738 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, five Limited Partners redeemed a total of 33 Partnership Units for $15,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $896.59 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      1998          1997

     Net Income for Financial
      Reporting Purposes                           $ 292,675      $ 417,178

     Depreciation for Tax Purposes
      Over Depreciation for
      Financial Reporting Purposes                   (28,033)       (24,315)

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                                   0        (11,800)

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                         0        117,823

     Loss on Sale of Real Estate
      For Tax Purposes Over
      Gain For Financial
      Reporting Purposes                            (216,686)             0

     Gain on Sale of Real Estate for Tax
      Purposes Over Gain for Financial
      Reporting Purposes                                   0         24,079
                                                    ---------      ---------
           Taxable Income to Partners              $  47,956      $ 522,965
                                                    =========      =========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                       1998            1997

     Partners' Capital for
      Financial Reporting Purposes                 $ 2,787,247     $ 2,829,255

     Adjusted Tax Basis of Investments
      in Real Estate Over (Under) Net
      Investments in Real Estate for
      Financial Reporting Purposes                    (157,770)         86,949

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                               211,000         211,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes               1,002,166       1,002,166
                                                    -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes               $ 3,842,643     $ 4,129,370
                                                    ===========     ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows for the years ended December 31:

                                        1998                    1997
                              Carrying       Fair      Carrying      Fair
                               Amount        Value      Amount       Value

     Cash                    $     266    $     266   $     321    $     321
     Money Market Funds        371,291      371,291     332,936      332,936
                              ---------    ---------   ---------    ---------
        Total Cash and
          Cash Equivalents   $ 371,557    $ 371,557   $ 333,257    $ 333,257
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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                          Number of        Percent
   of Beneficial Owner                         Units Held       of Class

   Net Lease Management 85-B, Inc.                  0              0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                0              0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                   0              0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 19, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A.   Exhibits -
                               Description

               27   Financial Data Schedule
                    for year ended December 31, 1998.

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


                             AEI REAL ESTATE FUND 85-B
                             Limited Partnership
                             By:  Net  Lease Management  85-B, Inc.
                             Its Managing General Partner


March 12, 1999               By: /s/ Robert P. Johnson
                                     Robert  P. Johnson, President and Director
                                     (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                          Date


/s/ Robert P. Johnson  President (Principal  Executive Officer) March 12, 1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,  Treasurer     March 12, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)