Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1999-05-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                       Yes             No   [X]




          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   404,214    $   371,557
  Receivables                                             620         15,227
                                                   -----------    -----------
      Total Current Assets                            404,834        386,784
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,446,391      1,446,391
  Buildings and Equipment                           2,663,897      2,663,897
  Accumulated Depreciation                         (1,439,730)    (1,422,454)
                                                   -----------    -----------
      Net Investments in Real Estate                2,670,558      2,687,834
                                                   -----------    -----------
          Total Assets                            $ 3,075,392    $ 3,074,618
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    17,513    $     7,601
  Land Remediation Estimate                           211,000        211,000
  Distributions Payable                                94,294         68,770
  Unearned Rent                                         5,270              0
                                                   -----------    -----------
      Total Current Liabilities                       328,077        287,371
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (37,124)       (36,724)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,638 outstanding                                2,784,439      2,823,971
                                                   -----------    -----------
      Total Partners' Capital                       2,747,315      2,787,247
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 3,075,392    $ 3,074,618
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     1999           1998

INCOME:
   Rent                                         $   109,399    $   118,556
   Investment Income                                  4,034          4,671
                                                 -----------    -----------
        Total Income                                113,433        123,227
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           26,225         27,840
   Partnership Administration and Property
      Management - Unrelated Parties                  9,184         10,108
   Depreciation                                      17,276         17,988
                                                 -----------    -----------
        Total Expenses                               52,685         55,936
                                                 -----------    -----------

NET INCOME                                      $    60,748    $    67,291
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $       607    $       673
   Limited Partners                                  60,141         66,618
                                                 -----------    -----------
                                                $    60,748    $    67,291
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,638 and 6,711 weighted average Units
 outstanding in 1999 and 1998, respectively)    $      9.06    $      9.93
                                                 ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    60,748   $    67,291

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       17,276        17,988
     Decrease in Receivables                            14,607        22,744
     Increase in Payable to
        AEI Fund Management, Inc.                        9,912         4,375
     Increase in Unearned Rent                           5,270         4,343
                                                    -----------   -----------
        Total Adjustments                               47,065        49,450
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           107,813       116,741
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    25,524             0
   Distributions to Partners                          (100,680)      (75,151)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                       (75,156)      (75,151)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               32,657        41,590

CASH AND CASH EQUIVALENTS, beginning of period         371,557       333,257
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   404,214   $   374,847
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1997  $ (36,304)  $ 2,865,559  $ 2,829,255     6,710.96

  Distributions                  (752)      (74,399)     (75,151)

  Net Income                      673        66,618       67,291
                             ---------   -----------  -----------   ----------
BALANCE, March 31, 1998     $ (36,383)  $ 2,857,778  $ 2,821,395     6,710.96
                             =========   ===========  ===========   ==========


BALANCE, December 31, 1998  $ (36,724)  $ 2,823,971  $ 2,787,247     6,637.66

  Distributions                (1,007)      (99,673)    (100,680)

  Net Income                      607        60,141       60,748
                             ---------   -----------  -----------   ----------
BALANCE, March 31, 1999     $ (37,124)  $ 2,784,439  $ 2,747,315     6,637.66
                             =========   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999


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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Fair Muffler property, located in Park Forest, Illinois, is a one-story brick building with approximately 2,450 square feet on a 19,388 square foot parcel of land. It was acquired in August, 1986 subject to a long-term triple net Lease for 20 years. In 1989, the lessee filed for bankruptcy and the Partnership re-leased the property to a Fair Muffler franchisee who had been operating the property as a sublessee. The franchisee continued to operate the property until December, 1996. In January, 1997, it was leased on a month-to-month basis to a car care operator for $2,600 per month.

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

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while the tax valuation of the property was unsuccessfully appealed. In 1997, the outstanding tax liability of approximately $128,958 was purchased by an unrelated third party. Since the tax liability exceeded the fair market value of the property, the Partnership did not redeem the tax sale. Accordingly, an additional real estate impairment of $117,823 was recognized in the third quarter of 1997 to write down the carrying value of the property to zero. The purchaser of the tax liability has not petitioned for issuance of the tax deed.

     On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the contamination reclamation liability and may have adjustments to the accrued liability in future periods.

     On January 21, 1998, the Cheddar's restaurant was destroyed by fire. The lessee rebuilt the restaurant and reopened on November 16, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $109,399 and $118,556, respectively. During the same periods, the Partnership earned investment income of $4,034 and $4,671, respectively. In 1999, rental income decreased mainly as a result of the sale of the Fair Muffler property.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $26,225 and $27,840, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,184 and $10,108, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while the tax valuation of the property was unsuccessfully appealed. In 1997, the outstanding tax liability of approximately $128,958 was purchased by an unrelated third party. Since the tax liability exceeded the fair market value of the property, the Partnership did not redeem the tax sale. Accordingly, an additional real estate impairment of $117,823 was recognized in the third quarter of 1997 to write down the carrying value of the property to zero. The purchaser of the tax liability has not petitioned for issuance of the tax deed.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the contamination reclamation liability and may have adjustments to the accrued liability in future periods.

         On  January  21,  1998,  the  Cheddar's  restaurant  was
destroyed by fire. The Lessee rebuilt the restaurant and reopened on November 16, 1998. The lessee had adequate insurance coverage to cover the cost of rebuilding and the rental payments in the interim.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $32,657 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $116,741 in 1998 to $107,813 in 1999 mainly as a result of a decrease in total income in 1999.

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

       In March, 1999, the Partnership distributed $8,656 of sale proceeds to the Limited and General Partners as part of their regular quarterly distribution, which represented a return of capital of $1.29 per Limited Partnership Unit.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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