Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1999-08-12
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1999 and December 31, 1998

          Statements for the Periods ended June 30, 1999 and 1998:

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

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   377,894    $   371,557
  Receivables                                          1,339         15,227
                                                  -----------    -----------
      Total Current Assets                           379,233        386,784
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,446,391      1,446,391
  Buildings and Equipment                          2,663,897      2,663,897
  Accumulated Depreciation                        (1,457,006)    (1,422,454)
                                                  -----------    -----------
      Net Investments in Real Estate               2,653,282      2,687,834
                                                  -----------    -----------
          Total Assets                           $ 3,032,515    $ 3,074,618
                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     1,616    $     7,601
  Land Remediation Estimate                          211,000        211,000
  Distributions Payable                               69,061         68,770
  Unearned Rent                                        8,603              0
                                                  -----------    -----------
      Total Current Liabilities                      290,280        287,371
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (37,175)       (36,724)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,638 outstanding                               2,779,410      2,823,971
                                                  -----------    -----------
     Total Partners' Capital                       2,742,235      2,787,247
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 3,032,515    $ 3,074,618
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended       Six Months Ended
                              6/30/99        6/30/98    6/30/99      6/30/98

INCOME:
   Rent                     $  109,006   $  116,084    $  218,405  $  234,640
   Investment Income             3,963        4,902         7,997       9,573
                             ----------   ----------    ----------  ----------
        Total Income           112,969      120,986       226,402     244,213
                             ----------   ----------    ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                 22,109       25,139        48,334      52,979
   Partnership Administration
     and Property Management -
     Unrelated Parties           3,236        4,896        12,420      15,004
   Depreciation                 17,276       17,988        34,552      35,976
                             ----------   ----------    ----------  ----------
        Total Expenses          42,621       48,023        95,306     103,959
                             ----------   ----------    ----------  ----------

NET INCOME                  $   70,348   $   72,963    $  131,096  $  140,254
                             ==========   ==========    ==========  ==========

NET INCOME ALLOCATED:
   General Partners         $      703   $      729    $    1,310  $    1,402
   Limited Partners             69,645       72,234       129,786     138,852
                             ----------   ----------    ----------  ----------
                            $   70,348   $   72,963    $  131,096  $  140,254
                             ==========   ==========    ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,638 and 6,711 weighted average
  Units outstanding in 1999 and 1998,
  respectively)             $    10.49   $    10.76    $    19.55  $    20.69
                             ==========   ==========    ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                     1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $  131,096    $  140,254

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    34,552        35,976
     Decrease in Receivables                         13,888        25,975
     Decrease in Payable to
        AEI Fund Management, Inc.                    (5,985)       (3,373)
     Increase in Unearned Rent                        8,603         4,343
                                                  ----------    ----------
        Total Adjustments                            51,058        62,921
                                                  ----------    ----------
        Net Cash Provided By
        Operating Activities                        182,154       203,175
                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    291            37
   Distributions to Partners                       (176,108)     (150,302)
                                                  ----------    ----------
        Net Cash Used For
        Financing Activities                       (175,817)     (150,265)
                                                  ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             6,337        52,910

CASH AND CASH EQUIVALENTS, beginning of period      371,557       333,257
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, end of period         $  377,894    $  386,167
                                                  ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997  $ (36,304)  $ 2,865,559  $ 2,829,255    6,710.96

  Distributions                (1,503)     (148,799)    (150,302)

  Net Income                    1,402       138,852      140,254
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 1998      $ (36,405)  $ 2,855,612  $ 2,819,207    6,710.96
                             =========   ===========  ===========  ==========


BALANCE, December 31, 1998  $ (36,724)  $ 2,823,971  $ 2,787,247    6,637.66

  Distributions                (1,761)     (174,347)    (176,108)

  Net Income                    1,310       129,786      131,096
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 1999      $ (37,175)  $ 2,779,410  $ 2,742,235    6,637.66
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $218,405 and $234,640, respectively. During the same periods, the Partnership earned investment income of $7,997 and $9,573, respectively. In 1999, rental income decreased mainly as a result of the sale of the Fair Muffler property.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $48,334 and $52,979, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,420 and $15,004, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $6,337 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $203,175 in 1998 to $182,154 in 1999 as a result of a decrease in total income in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in expenses in 1999.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                             Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1999.

         b. Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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