Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 1999-11-12
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   390,273    $   371,557
  Receivables                                         1,530         15,227
                                                 -----------    -----------
      Total Current Assets                          391,803        386,784
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,446,391      1,446,391
  Buildings and Equipment                         2,663,897      2,663,897
  Accumulated Depreciation                       (1,474,282)    (1,422,454)
                                                 -----------    -----------
      Net Investments in Real Estate              2,636,006      2,687,834
                                                 -----------    -----------
          Total Assets                          $ 3,027,809    $ 3,074,618
                                                 ===========    ===========


                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    10,230    $     7,601
  Land Remediation Estimate                         211,000        211,000
  Distributions Payable                              69,061         68,770
                                                 -----------    -----------
      Total Current Liabilities                     290,291        287,371
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (37,222)       (36,724)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,638 outstanding                              2,774,740      2,823,971
                                                 -----------    -----------
      Total Partners' Capital                     2,737,518      2,787,247
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $ 3,027,809    $ 3,074,618
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended       Nine Months Ended
                               9/30/99       9/30/98    9/30/99      9/30/98

INCOME:
   Rent                       $ 110,429    $ 111,196   $ 328,834    $ 345,836
   Investment Income              4,420        5,175      12,417       14,748
                               ---------    ---------   ---------    ---------
        Total Income            114,849      116,371     341,251      360,584
                               ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  21,656       28,724      69,990       81,703
   Partnership Administration
     and Property Management -
     Unrelated Parties            5,205        2,568      17,625       17,572
   Depreciation                  17,276       15,852      51,828       51,828
                               ---------    ---------   ---------    ---------
        Total Expenses           44,137       47,144     139,443      151,103
                               ---------    ---------   ---------    ---------

OPERATING INCOME                 70,712       69,227     201,808      209,481

GAIN ON SALE OF REAL ESTATE           0          704           0          704
                               ---------    ---------   ---------    ---------
NET INCOME                    $  70,712    $  69,931   $ 201,808    $ 210,185
                               =========    =========   =========    =========

NET INCOME ALLOCATED:
   General Partners           $     708    $     700   $   2,018    $   2,102
   Limited Partners              70,004       69,231     199,790      208,083
                               ---------    ---------   ---------    ---------
                              $  70,712    $  69,931   $ 201,808    $ 210,185
                               =========    =========   =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,638 and 6,711 weighted average
   Units outstanding in 1999 and 1998,
   respectively)              $   10.55    $   10.32   $   30.10    $   31.01
                               =========    =========   =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Incom                                     $   201,808    $   210,185

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     51,828         51,828
     Gain on Sale of Real Estate                           0           (704)
     Decrease in Receivables                          13,697         26,417
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      2,629           (857)
     Increase in Unearned Rent                             0          5,243
                                                  -----------    -----------
        Total Adjustments                             68,154         81,927
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         269,962        292,112
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                       0            704
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     291            406
   Distributions to Partners                        (251,537)      (225,453)
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (251,246)      (225,047)
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             18,716         67,769

CASH AND CASH EQUIVALENTS, beginning of period       371,557        333,257
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $    390,273    $   401,026


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997   $(36,304)   $ 2,865,559  $ 2,829,255    6,710.96

  Distributions                (2,255)      (223,198)    (225,453)

  Net Loss                      2,102        208,083      210,185
                              --------    -----------  -----------  ----------
BALANCE, September 30, 1998  $(36,457)   $ 2,850,444  $ 2,813,987    6,710.96
                              ========    ===========  ===========  ==========


BALANCE, December 31, 1998   $(36,724)   $ 2,823,971  $ 2,787,247    6,637.66

  Distributions                (2,516)      (249,021)    (251,537)

  Net Income                    2,018        199,790      201,808
                              --------    -----------  -----------  ----------
BALANCE, September 30, 1999  $(37,222)   $ 2,774,740  $ 2,737,518    6,637.66
                              ========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $328,834 and $345,836, respectively. During the same periods, the Partnership earned investment income of $12,417 and $14,748, respectively. In 1999, rental income decreased mainly as a result of the sale of the Fair Muffler property.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $69,990 and $81,703, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,625 and $17,572, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $18,716 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $292,112 in 1998 to $269,962 in 1999 as a result of a decrease in total income in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in expenses in 1999.

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

        On October 1, 1999, eight Limited Partners redeemed a total of 38 Partnership Units for $16,420 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of eighty-four Limited Partners redeemed 862.14 Partnership Units for $640,259. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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