Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2000-03-30
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes [X]     No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Issuer's revenues for year ended December 31, 1999 were $468,097.

As of February 29, 2000, there were 6,599.66 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,599,660.

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

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased ten properties, including partial interests in two properties, totaling $6,231,904. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

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

        An estimate for site remediation work, which includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. It is reasonably possible that the actual costs could materially differ from the estimate.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1999, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                                Total Property             Annual     Annual
                      Purchase   Acquisition               Lease      Rent Per
Property                Date       Costs      Lessee       Payment    Sq. Ft.

Arby's Restaurant                           RTM Acquisition
 Jackson, TN          10/14/86  $  752,971   Company, LLC     $ 95,842  $30.88

All Tune & Lube                             Diana L. Franks &
 Merrillville, IN     10/21/86  $  304,432  Ernie R. Alverado $ 37,960  $16.42

                                               Huntington
Denny's Restaurant                             Restaurants
 Fort Worth, TX       10/31/86  $  981,764     Group, Inc.    $ 42,000  $10.66

Cheddar's Restaurant                             Phaedra
 Fort Wayne, IN       12/31/86  $1,480,553     Partners Ltd.  $192,920  $25.22

Arby's Restaurant                           Circle Restaurant
 Colorado Springs, CO  3/31/87  $  447,177      Company       $ 40,000  $26.83

Children's World
Daycare Center                                   ARAMARK
 Sterling Heights, MI                          Educational
 (16.3486%)           11/25/87  $  143,391   Resources, Inc.  $ 21,774  $21.57

       AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership, owns the remaining interest in the Children's World daycare center. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The  Lease  terms  are 20 years except  for  the  Denny's
restaurant  (5 years), and the All Tune & Lube (10 years).   Most
of the Leases contain renewal options which may extend the Lease term an additional 10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

        During  the  last  five years, all  properties  were  100
percent occupied by the lessees.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 716 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1999, eight Limited Partners redeemed a total of 38 Partnership Units for $16,420 accordance with the Partnership Agreement. In prior years, a total of eighty-four Limited Partners redeemed 862.14 Partnership Units for $640,259. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS. (Continued)

        Cash distributions of $3,435 and $3,347 were made to the General Partners and $323,696 and $297,598 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $450,917 and $468,533, respectively. During the same periods, the Partnership earned investment income of $17,180 and $19,088, respectively. In 1999, rental income decreased mainly as a result of the sale of the Fair Muffler property.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $90,261 and $107,471, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,580 and $19,075, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        An estimate for site remediation work, which includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. In the third quarter of 1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. It is reasonably possible that the actual costs could materially differ from the estimate.

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

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances increased $31,311 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $371,720 in 1998 to $374,608 in 1999.

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

        During 1999 eight Limited Partners redeemed a total of 38 Partnership Units for $16,420 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of eighty-four Limited Partners redeemed 862.14 Partnership Units for $640,259. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the Fair Muffler property located in Park Forest, Illinois, on both a short-term and long-term basis.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

       The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

<BULLET>    Market and economic conditions which affect
          the value of the properties the Partnership owns and the cash from rental income such properties generate;

<BULLET>  the federal income tax consequences of rental
          income, deductions, gain on sales and other items and the affects of these consequences for investors;

<BULLET>  resolution by the General Partners of
          conflicts with which they may be confronted;

<BULLET>  the success of the General Partners of
          locating properties with favorable risk return characteristics;

<BULLET>  the effect of tenant defaults; and

<BULLET>  the condition of the industries in which the
          tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   402,868    $   371,557
  Receivables                                          834         15,227
                                                -----------    -----------
      Total Current Assets                         403,702        386,784
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,446,391      1,446,391
  Buildings and Equipment                        2,663,897      2,663,897
  Accumulated Depreciation                      (1,491,558)     1,422,454)
                                                -----------    -----------
      Net Investments in Real Estate             2,618,730      2,687,834
                                                -----------    -----------
          Total Assets                         $ 3,022,432    $ 3,074,618
                                                ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     9,560    $     7,601
  Land Remediation Estimate                        211,000        211,000
  Distributions Payable                             69,024         68,770
                                                -----------    -----------
      Total Current Liabilities                    289,584        287,371
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (37,268)       (36,724)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,600 and 6,638 outstanding in 1999
   and 1998, respectively                        2,770,116      2,823,971
                                                -----------    -----------
     Total Partners' Capital                     2,732,848      2,787,247
                                                -----------    -----------
       Total Liabilities and Partners' Capital $ 3,022,432    $ 3,074,618
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1999           1998

INCOME:
  Rent                                            $   450,917    $   468,533
  Investment Income                                    17,180         19,088
                                                   -----------    -----------
      Total Income                                    468,097        487,621
                                                   -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              90,261        107,471
  Partnership Administration and Property
    Management - Unrelated Parties                     19,580         19,075
  Depreciation                                         69,104         69,104
                                                   -----------    -----------
      Total Expenses                                  178,945        195,650
                                                   -----------    -----------

OPERATING INCOME                                      289,152        291,971

GAIN ON SALE OF REAL ESTATE                                 0            704
                                                   -----------    -----------
NET INCOME                                        $   289,152    $   292,675
                                                   ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                $     2,891    $     2,927
  Limited Partners                                    286,261        289,748
                                                   -----------    -----------
                                                  $   289,152    $   292,675
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,628 and 6,692 weighted average Units outstanding
 in 1999 and 1998, respectively)                  $     43.19    $     43.30
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $   289,152   $   292,675

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      69,104        69,104
     Gain on Sale of Real Estate                            0          (704)
     Decrease in Receivables                           14,393        11,590
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       1,959          (945)
                                                   -----------   -----------
       Total Adjustments                               85,456        79,045
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       374,608       371,720
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                         0           704
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                       254           559
  Distributions to Partners                          (326,965)     (300,604)
  Redemption Payments                                 (16,586)      (34,079)
                                                   -----------   -----------
       Net Cash Used For
           Financing Activities                      (343,297)     (334,124)
                                                   -----------   -----------
NET  INCREASE IN CASH
   AND CASH EQUIVALENTS                                31,311        38,300

CASH AND CASH EQUIVALENTS, beginning of period        371,557       333,257
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   402,868   $   371,557
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General     Limited                    Units
                              Partners    Partners      Total     Outstanding


BALANCE, December 31, 1997  $ (36,304)  $ 2,865,559   $ 2,829,255    6,710.96

  Distributions                (3,006)     (297,598)     (300,604)

  Redemption Payments            (341)      (33,738)      (34,079)     (73.30)

  Net Income                    2,927       289,748       292,675
                             ---------   -----------   -----------  ----------
BALANCE, December 31, 1998    (36,724)    2,823,971     2,787,247    6,637.66

  Distributions                (3,269)     (323,696)     (326,965)

  Redemption Payments            (166)      (16,420)      (16,586)     (38.00)

  Net Income                    2,891       286,261       289,152
                             ---------   -----------   -----------  ----------
BALANCE, December 31, 1999  $ (37,268)  $ 2,770,116   $ 2,732,848    6,599.66
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Real Estate Fund 85-B Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-B, Inc. (NLM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner and an affiliate of NLM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($l,300,000) were accepted. The offering terminated on February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances: (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 1999 AND 1998

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

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                  Total Incurred by the Partnership
                                   for the Years Ended December 31

                                                   1999          1998

a.AEI and NLM are
  reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $  90,261     $ 107,471
                                                 =========     =========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                               $  19,580     $  19,075
                                                 =========     =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Lease terms are 20 years except for the Denny's restaurant (5 years), and the All Tune & Lube (10 years). Most of the Leases contain renewal options which may extend the Lease term an additional 10 years. The Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties. The Cheddar's restaurant was rebuilt after a fire in 1998. The Children's World was constructed in 1987. All the remaining buildings were constructed in 1986. The Partnership acquired all the buildings during 1986 except for the Arby's in Colorado Springs, Colorado and the Children's World, which were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1999 are as follows:


                               Buildings and         Accumulated
   Property                 Land    Equipment    Total  Depreciation

Arby's, Jackson, TN          $  178,733  $  574,238   $  752,971   $  320,326
All Tune & Lube,
 Merrillville, IN                84,174     220,258      304,432      105,591
Denny's,  Fort  Worth, TX       525,850     455,914      981,764      240,877
Cheddar's, Fort Wayne, IN       511,427     969,126    1,480,553      576,021
Arby's,  Colorado Springs, CO   119,054     328,123      447,177      197,859
Children's World,
 Sterling  Heights, MI           27,153     116,238      143,391       50,884
                              ----------  ----------   ----------   ----------
                             $1,446,391  $2,663,897   $4,110,288   $1,491,558
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

                   DECEMBER 31, 1999 AND 1998

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

     An  estimate  for  site  remediation  work,  which  includes contaminated soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. In the third quarter of
     1996, the Partnership accrued a current liability of $211,000 to remediate the site. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. It is reasonably possible that the actual costs could materially differ from the estimate.

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

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000          $   405,189
                       2001              392,536
                       2002              350,536
                       2003              350,536
                       2004              350,536
                       Thereafter        744,695
                                      -----------
                                     $ 2,594,028
                                      ===========

     In 1999 and 1998, the Partnership recognized contingent rents of $21,386 and $22,588, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 1999          1998
      Tenants                 Industry

     Phaedra Partners, LTD   Restaurant       $  192,920    $  192,920
     RTM Acquisition
        Company, L.L.C.      Restaurant          109,488       110,151
     Huntington Restaurants
        Group, Inc.          Restaurant           49,740        50,279
                                               ----------    ----------

     Aggregate rent revenue of major tenants  $  352,148    $  353,350
                                               ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               78%           75%
                                               ==========    ==========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Partners' Capital -

     Cash distributions of $3,435 and $3,347 were made to the General Partners and $323,696 and $297,598 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $48.84 and $44.47 per Limited Partnership Unit outstanding using 6,628 and 6,692 weighted average Units in 1999 and 1998, respectively. The distributions represent $40.70 and $38.22 per Unit of Net Income and $8.14 and $6.25 per Unit of return of contributed capital in 1999 and 1998, respectively.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1999, eight Limited Partners redeemed a total of 38 Partnership Units for $16,420 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, seven Limited Partners redeemed a total of 73.30 Partnership Units for $33,738. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $900.46 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               1999         1998

     Net Income for Financial
      Reporting Purposes                   $  289,152    $  292,675

     Depreciation for Tax Purposes
      Over Depreciation for
      Financial Reporting Purposes            (23,513)      (28,033)

     Loss on Sale of Real Estate
      For Tax Purposes Over
      Gain For Financial
      Reporting Purposes                            0      (216,686)
                                            ----------    ----------
           Taxable Income to Partners      $  265,639    $   47,956
                                            ==========    ==========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                 1999           1998

     Partners' Capital for
      Financial Reporting Purposes            $2,732,848     $2,787,247

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes              (181,284)      (157,770)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         211,000        211,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         1,002,166      1,002,166
                                               ----------     ----------
           Partners' Capital for
              Tax Reporting Purposes          $3,764,730     $3,842,643
                                               ==========     ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows for the years ended December 31:

                                    1999        1998
                            Carrying     Fair    Carrying    Fair
                             Amount     Value     Amount    Value

     Cash                 $     311   $     311   $     266  $     266
     Money Market Funds     402,557     402,557     371,291    371,291
                           ---------   ---------   ---------  ---------
       Total Cash and
         Cash Equivalents $ 402,868   $ 402,868   $ 371,557  $ 371,557
                           =========   =========   =========  =========


ITEM  8. CHANGES IN AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and NLM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of NLM are as follows:

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 20, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A. Exhibits -
                               Desc ription

             27   Financial Data Schedule
                  for year ended December 31, 1999.

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


                         AEI REAL ESTATE FUND 85-B
                         Limited Partnership
                         By:  Net  Lease Management  85-B, Inc.
                              Its Managing General Partner


March 10, 2000           By: /s/ Robert P. Johnson
                                 Robert  P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                  Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)