Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2000-05-12
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   423,268    $   402,868
  Receivables                                            300            834
                                                  -----------    -----------
      Total Current Assets                           423,568        403,702
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,446,391      1,446,391
  Buildings and Equipment                          2,663,897      2,663,897
  Accumulated Depreciation                        (1,508,834)    (1,491,558)
                                                  -----------    -----------
      Net Investments in Real Estate               2,601,454      2,618,730
                                                  -----------    -----------
          Total Assets                           $ 3,025,022    $ 3,022,432
                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    12,787    $     9,560
  Land Remediation Estimate                          211,000        211,000
  Distributions Payable                               69,024         69,024
  Unearned Rent                                        8,648              0
                                                  -----------    -----------
      Total Current Liabilities                      301,459        289,584
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (37,361)       (37,268)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,600 outstanding                               2,760,924      2,770,116
                                                  -----------    -----------
      Total Partners' Capital                      2,723,563      2,732,848
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 3,025,022    $ 3,022,432
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2000          1999

INCOME:
   Rent                                          $   109,313    $   109,399
   Investment Income                                   5,231          4,034
                                                  -----------    -----------
        Total Income                                 114,544        113,433
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            24,540         26,225
   Partnership Administration and Property
      Management - Unrelated Parties                   6,584          9,184
   Depreciation                                       17,276         17,276
                                                  -----------    -----------
        Total Expenses                                48,400         52,685
                                                  -----------    -----------

NET INCOME                                       $    66,144    $    60,748
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $       661    $       607
   Limited Partners                                   65,483         60,141
                                                  -----------    -----------
                                                 $    66,144    $    60,748
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,600 and 6,638 weighted average Units
 outstanding in 2000 and 1999, respectively)     $      9.92    $      9.06
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $    66,144   $    60,748

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        17,276        17,276
     Decrease in Receivables                                534        14,607
     Increase in Payable to
        AEI Fund Management, Inc.                         3,227         9,912
     Increase in Unearned Rent                            8,648         5,270
                                                     -----------   -----------
        Total Adjustments                                29,685        47,065
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                             95,829       107,813
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                          0        25,524
   Distributions to Partners                            (75,429)     (100,680)
                                                     -----------   -----------
        Net Cash Used For
            Financing Activities                        (75,429)      (75,156)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                20,400        32,657

CASH AND CASH EQUIVALENTS, beginning of period          402,868       371,557
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   423,268   $   404,214
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(36,724)  $ 2,823,971  $ 2,787,247    6,637.66

  Distributions               (1,007)      (99,673)    (100,680)

  Net Income                     607        60,141       60,748
                             ---------  -----------  -----------  -----------
BALANCE, March 31, 1999     $(37,124)  $ 2,784,439  $ 2,747,315    6,637.66
                             =========  ===========  ===========  ===========


BALANCE, December 31, 1999  $(37,268)  $ 2,770,116  $ 2,732,848    6,599.66

  Distributions                 (754)      (74,675)     (75,429)

  Net Income                     661        65,483       66,144
                             ---------  -----------  -----------  -----------
BALANCE, March 31, 2000     $(37,361)  $ 2,760,924  $ 2,723,563    6,599.66
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

     Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while the tax valuation of the property was unsuccessfully appealed. In 1997, the outstanding tax liability of approximately $128,958 was purchased by an unrelated third party. Since the tax liability exceeded the fair market value of the property, the Partnership did not redeem the tax sale. Accordingly, an additional real estate impairment of $117,823 was recognized in the third quarter of 1997 to write down the carrying value of the property to zero. In the first quarter of 2000, the purchaser of the tax liability received an Order declaring their purchase of the tax liability in error. The Partnership has not received notification from the taxing authorities as to this Order and has been informed by legal counsel that the taxes will likely be resold at a tax sale.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2000 and 1999,  the
Partnership  recognized rental income of $109,313  and  $109,399,
respectively.   During the same periods, the  Partnership  earned
investment income of $5,231 and $4,034, respectively.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $24,540 and $26,225, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,584 and $9,184, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

       Since 1995, the Partnership has not paid real estate taxes on the Park Forest property while the tax valuation of the property was unsuccessfully appealed. In 1997, the outstanding tax liability of approximately $128,958 was purchased by an unrelated third party. Since the tax liability exceeded the fair market value of the property, the Partnership did not redeem the tax sale. Accordingly, an additional real estate impairment of $117,823 was recognized in the third quarter of 1997 to write down the carrying value of the property to zero. In the first quarter of 2000, the purchaser of the tax liability received an Order declaring their purchase of the tax liability in error.
The Partnership has not received notification from the taxing authorities as to this Order and has been informed by legal counsel that the taxes will likely be resold at a tax sale.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $20,400 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $107,813 in 1999 to $95,829 in 2000 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in expenses in 2000.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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