Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2000-08-14
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

         Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   427,858     $   402,868
  Receivables                                             400             834
                                                   -----------     -----------
      Total Current Assets                            428,258         403,702
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,446,391       1,446,391
  Buildings and Equipment                           2,663,897       2,663,897
  Accumulated Depreciation                         (1,526,110)     (1,491,558)
                                                   -----------     -----------
      Net Investments in Real Estate                2,584,178       2,618,730
                                                   -----------     -----------
          Total Assets                            $ 3,012,436     $ 3,022,432
                                                   ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     3,485     $     9,560
  Land Remediation Estimate                           211,000         211,000
  Distributions Payable                                69,062          69,024
  Unearned Rent                                         5,315               0
                                                   -----------     -----------
      Total Current Liabilities                       288,862         289,584
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (37,361)        (37,268)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,600 outstanding                                2,760,935       2,770,116
                                                   -----------     -----------
     Total Partners' Capital                        2,723,574       2,732,848
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 3,012,436     $ 3,022,432
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/00       6/30/99    6/30/00       6/30/99

INCOME:
   Rent                      $ 110,745    $ 109,006   $ 220,058    $ 218,405
   Investment Income             5,908        3,963      11,139        7,997
                              ---------    ---------   ---------    ---------
        Total Income           116,653      112,969     231,197      226,402
                              ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  21,253       22,109      45,793       48,334
   Partnership Administration
    and Property Management -
    Unrelated Parties            2,684        3,236       9,268       12,420
   Depreciation                 17,276       17,276      34,552       34,552
                              ---------    ---------   ---------    ---------
        Total Expenses          41,213       42,621      89,613       95,306
                              ---------    ---------   ---------    ---------

NET INCOME                   $  75,440    $  70,348   $ 141,584    $ 131,096
                              =========    =========   =========    =========

NET INCOME ALLOCATED:
   General Partners          $     755    $     703   $   1,416    $   1,310
   Limited Partners             74,685       69,645     140,168      129,786
                              ---------    ---------   ---------    ---------
                             $  75,440    $  70,348   $ 141,584    $ 131,096
                              =========    =========   =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,600 and 6,638 weighted average
 Units outstanding in 2000 and 1999,
 respectively)               $   11.32    $   10.49   $   21.24    $   19.55
                              =========    =========   =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   141,584   $   131,096

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        34,552        34,552
     Decrease in Receivables                                434        13,888
     Decrease in Payable to
        AEI Fund Management, Inc.                        (6,075)       (5,985)
     Increase in Unearned Rent                            5,315         8,603
                                                     -----------   -----------
        Total Adjustments                                34,226        51,058
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            175,810       182,154
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         38           291
   Distributions to Partners                           (150,858)     (176,108)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (150,820)     (175,817)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                24,990         6,337

CASH  AND  CASH  EQUIVALENTS, beginning of  period      402,868       371,557
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   427,858   $   377,894
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(36,724)   $ 2,823,971   $ 2,787,247    6,637.66

  Distributions               (1,761)      (174,347)     (176,108)

  Net Income                   1,310        129,786       131,096
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(37,175)   $ 2,779,410   $ 2,742,235    6,637.66
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(37,268)   $ 2,770,116   $ 2,732,848    6,599.66

  Distributions               (1,509)      (149,349)     (150,858)

  Net Income                   1,416        140,168       141,584
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(37,361)   $ 2,760,935   $ 2,723,574    6,599.66
                             =========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2000 and  1999,  the
Partnership  recognized rental income of $220,058  and  $218,405,
respectively.   During the same periods, the  Partnership  earned
investment income of $11,139 and $7,997, respectively.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $45,793 and $48,334, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,268 and $12,420, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $24,990 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $182,154 in 1999 to $175,810 in 2000 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 2000.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                          Description

         27    Financial Data Schedule  for  period
               ended June 30, 2000.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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