Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2000-11-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

            Income

            Cash Flows

            Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   437,235     $   402,868
  Receivables                                         4,878             834
                                                 -----------     -----------
      Total Current Assets                          442,113         403,702
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,446,391       1,446,391
  Buildings and Equipment                         2,663,897       2,663,897
  Accumulated Depreciation                       (1,543,386)     (1,491,558)
                                                 -----------     -----------
      Net Investments in Real Estate              2,566,902       2,618,730
                                                 -----------     -----------
          Total Assets                          $ 3,009,015     $ 3,022,432
                                                 ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     7,498     $     9,560
  Land Remediation Estimate                         211,000         211,000
  Distributions Payable                              69,081          69,024
  Unearned Rent                                       1,814               0
                                                 -----------     -----------
      Total Current Liabilities                     289,393         289,584
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (37,401)        (37,268)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,600 outstanding                              2,757,023       2,770,116
                                                 -----------     -----------
      Total Partners' Capital                     2,719,622       2,732,848
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 3,009,015     $ 3,022,432
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended        Nine Months Ended
                               9/30/00       9/30/99    9/30/00       9/30/99

INCOME:
   Rent                       $111,833     $110,429    $331,891     $328,834
   Investment Income             6,428        4,420      17,567       12,417
                               --------     --------    --------     --------
        Total Income           118,261      114,849     349,458      341,251
                               --------     --------    --------     --------

EXPENSES:
   Partnership Administration -
     Affiliates                 27,428       21,656      73,221       69,990
   Partnership Administration
     and Property Management -
     Unrelated Parties           2,081        5,205      11,349       17,625
   Depreciation                 17,276       17,276      51,828       51,828
                               --------     --------    --------     --------
        Total Expenses          46,785       44,137     136,398      139,443
                               --------     --------    --------     --------

NET INCOME                    $ 71,476     $ 70,712    $213,060     $201,808
                               ========     ========    ========     ========

NET INCOME ALLOCATED:
   General Partners           $    714     $    708    $  2,130     $  2,018
   Limited Partners             70,762       70,004     210,930      199,790
                               --------     --------    --------     --------
                              $ 71,476     $ 70,712    $213,060     $201,808
                               ========     ========    ========     ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,600 and 6,638 weighted average
   Units outstanding in 2000 and 1999,
   respectively)              $  10.72     $  10.55    $  31.96     $  30.10
                               ========     ========    ========     ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   213,060    $   201,808

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      51,828         51,828
     (Increase) Decrease in Receivables                (4,044)        13,697
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (2,062)         2,629
     Increase in Unearned Rent                          1,814              0
                                                   -----------    -----------
        Total Adjustments                              47,536         68,154
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          260,596        269,962
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       57            291
   Distributions to Partners                         (226,286)      (251,537)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (226,229)      (251,246)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              34,367         18,716

CASH AND CASH EQUIVALENTS, beginning of period        402,868        371,557
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   437,235    $   390,273
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998   $(36,724)  $ 2,823,971   $ 2,787,247    6,637.66

  Distributions                (2,516)     (249,021)     (251,537)

  Net Income                    2,018       199,790       201,808
                              --------   -----------   -----------  ----------
BALANCE, September 30, 1999  $(37,222)  $ 2,774,740   $ 2,737,518    6,637.66
                              ========   ===========   ===========  ==========


BALANCE, December 31, 1999   $(37,268)  $ 2,770,116   $ 2,732,848    6,599.66

  Distributions                (2,263)     (224,023)     (226,286)

  Net Income                    2,130       210,930       213,060
                              --------   -----------   -----------  ----------
BALANCE, September 30, 2000  $(37,401)  $ 2,757,023   $ 2,719,622    6,599.66
                              ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000


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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the
Partnership  recognized rental income of $331,891  and  $328,834,
respectively.   During the same periods, the  Partnership  earned
investment income of $17,567 and $12,417, respectively.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $73,221 and $69,990, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,349 and $17,625, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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


        As of September 30, 2000, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $34,367 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $269,962 in 1999 to $260,596 in 2000 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 2000.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On October 1, 2000, eight Limited Partners redeemed a total of 147 Partnership Units for $60,299 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety-two Limited Partners redeemed 900.14 Partnership Units for $656,679. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          27    Financial Data Schedule  for  period
                ended September 30, 2000.

       b. Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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