Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2001-03-30
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $480,905.

As of February 28, 2001, there were 6,449.26 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,449,260.

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

Major Tenants

        During 2000, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                               Total Property               Annual    Annual
                   Purchase     Acquisition                 Lease     Rent Per
Property              Date         Costs        Lessee      Payment   Sq. Ft.

Arby's Restaurant                          RTM Acquisition
 Jackson, TN       10/14/86   $  752,971   Company, LLC     $ 95,842   $30.88

All Tune & Lube                           Diana L. Franks &
 Merrillville, IN  10/21/86   $  304,432  Ernie R. Alverado $ 37,960   $16.42

                                            Huntington
Denny's Restaurant                          Restaurants
 Fort Worth, TX    10/31/86   $  981,764    Group, Inc.     $ 42,000   $10.66

Cheddar's Restaurant                         Phaedra
 Fort Wayne, IN    12/31/86   $1,480,553   Partners Ltd.    $192,920   $25.22

Arby's Restaurant
 Colorado                                 Circle Restaurant
 Springs, CO        3/31/87   $  447,177      Company       $ 40,000   $26.83

Children's World
Daycare Center                                ARAMARK
 Sterling Heights, MI                       Educational
 (16.3486%)        11/25/87   $  143,391   Resources, Inc.  $ 22,319   $22.11


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

        The  Lease  terms  are 20 years except  for  the  Denny's
restaurant  and the All Tune & Lube which have Lease terms  of  5
years.   Most  of  the Leases contain renewal options  which  may
extend the Lease term an additional 10 years.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        During the last five years, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET  FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 709 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, eight Limited Partners redeemed a total of 147 Partnership Units for $60,299 accordance with the Partnership Agreement. In prior years, a total of ninety-two Limited Partners redeemed 900.14 Partnership Units for $656,679. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $3,627 and $3,435 were made to the General Partners and $298,702 and $323,696 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For  the  years  ended December 31, 2000  and  1999,  the
Partnership  recognized rental income of $457,302  and  $450,917,
respectively.   During the same periods, the  Partnership  earned
investment income of $23,603 and $17,180, respectively.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $98,458 and $90,261, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,056 and $19,580, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $2,113 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from to $374,608 in 1999 to $364,034 in 2000 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2000.

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

        During 2000, eight Limited Partners redeemed a total of 147 Partnership Units for $60,299 accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety-two Limited Partners redeemed 900.14 Partnership Units for $656,679. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements


                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                            /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001               Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   404,981    $   402,868
  Receivables                                          5,076            834
                                                  -----------    -----------
      Total Current Assets                           410,057        403,702
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,446,391      1,446,391
  Buildings and Equipment                          2,663,897      2,663,897
  Accumulated Depreciation                        (1,560,662)    (1,491,558)
                                                  -----------    -----------
      Net Investments in Real Estate               2,549,626      2,618,730
                                                  -----------    -----------
          Total Assets                           $ 2,959,683    $ 3,022,432
                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     8,445    $     9,560
  Land Remediation Estimate                          211,000        211,000
  Distributions Payable                               69,731         69,024
                                                  -----------    -----------
      Total Current Liabilities                      289,176        289,584
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (37,892)       (37,268)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,453 and 6,600 outstanding in 2000
   and 1999, respectively                          2,708,399      2,770,116
                                                  -----------    -----------
      Total Partners' Capital                      2,670,507      2,732,848
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 2,959,683    $ 3,022,432
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2000          1999

INCOME:
  Rent                                          $   457,302   $   450,917
  Investment Income                                  23,603        17,180
                                                 -----------   -----------
      Total Income                                  480,905       468,097
                                                 -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates            98,458        90,261
  Partnership Administration and Property
    Management - Unrelated Parties                   13,056        19,580
  Depreciation                                       69,104        69,104
                                                 -----------   -----------
      Total Expenses                                180,618       178,945
                                                 -----------   -----------

NET INCOME                                      $   300,287   $   289,152
                                                 ===========   ===========

NET INCOME ALLOCATED:
  General Partners                              $     3,003   $     2,891
  Limited Partners                                  297,284       286,261
                                                 -----------   -----------
                                                $   300,287   $   289,152
                                                 ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,563 and 6,628 weighted average Units outstanding
  in 2000 and 1999, respectively)               $     45.30   $     43.19
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $   300,287   $   289,152

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     69,104        69,104
     (Increase) Decrease in Receivables               (4,242)       14,393
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (1,115)        1,959
                                                  -----------   -----------
       Total Adjustments                              63,747        85,456
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      364,034       374,608
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                      707           254
  Distributions to Partners                         (301,720)     (326,965)
  Redemption Payments                                (60,908)      (16,586)
                                                  -----------   -----------
       Net Cash Used For
           Financing Activities                     (361,921)     (343,297)
                                                  -----------   -----------
NET  INCREASE IN CASH
   AND CASH EQUIVALENTS                                2,113        31,311

CASH AND CASH EQUIVALENTS, beginning of period       402,868       371,557
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   404,981   $   402,868
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998  $(36,724)   $2,823,971   $2,787,247    6,637.66

  Distributions               (3,269)     (323,696)    (326,965)

  Redemption Payments           (166)      (16,420)     (16,586)     (38.00)

  Net Income                   2,891       286,261      289,152
                             --------    ----------   ----------  ----------
BALANCE, December 31, 1999   (37,268)    2,770,116    2,732,848    6,599.66

  Distributions               (3,018)     (298,702)    (301,720)

  Redemption Payments           (609)      (60,299)     (60,908)    (147.00)

  Net Income                   3,003       297,284      300,287
                             --------    ----------   ----------  ----------
BALANCE, December 31, 2000  $(37,892)   $2,708,399   $2,670,507    6,452.66
                             ========    ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                   Total Incurred by the Partnership
                                    for the Years Ended December 31

                                                 2000         1999

a.AEI and NLM are
  reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $  98,458  $  90,261
                                               ========    =======

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  interest, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                       $  13,056  $  19,580
                                               ========   ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Lease terms are 20 years except for the Denny's restaurant and the All Tune & Lube which have Lease terms of 5 years. Most of the Leases contain renewal options which may extend the Lease term an additional 10 years. The Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2000 are as follows:

                                     Buildings and              Accumulated
Property                     Land      Equipment       Total    Depreciation

Arby's, Jackson, TN       $  178,733  $  574,238   $  752,971    $  335,448
All  Tune  & Lube,
 Merrillville, IN             84,174     220,258      304,432       112,419
Denny's,  Fort  Worth, TX    525,850     455,914      981,764       253,652
Cheddar's, Fort Wayne, IN    511,427     969,126    1,480,553       599,201
Arby's,
 Colorado Springs, CO        119,054     328,123      447,177       205,410
Children's World,
 Sterling  Heights, MI        27,153     116,238      143,391        54,532
                           ----------  ----------   ----------    ----------
                          $1,446,391  $2,663,897   $4,110,288    $1,560,662
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

                   DECEMBER 31, 2000 AND 1999

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001            $   431,041
                       2002                389,041
                       2003                389,041
                       2004                389,041
                       2005                363,734
                       Thereafter          395,194
                                        -----------
                                       $ 2,357,092
                                        ===========

     In 2000 and 1999, the Partnership recognized contingent rents of $26,751 and $21,386, respectively.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2000        1999
        Tenants                  Industry

     Phaedra Partners, LTD     Restaurant     $ 192,920    $ 192,920
     RTM Acquisition
        Company, L.L.C.        Restaurant       109,846      109,488
     Huntington Restaurants
        Group, Inc.            Restaurant        54,747       49,740
                                               ---------    ---------

     Aggregate rent revenue of major tenants  $ 357,513    $ 352,148
                                               =========    =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              78%          78%
                                               =========    =========

(6)  Partners' Capital -

     Cash distributions of $3,627 and $3,435 were made to the General Partners and $298,702 and $323,696 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $45.51 and $48.84 per Limited Partnership Unit outstanding using 6,563 and 6,628 weighted average Units in 2000 and 1999, respectively. The distributions represent $35.96 and $40.70 per Unit of Net Income and $9.55 and $8.14 per Unit of return of contributed capital in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Partners' Capital - (Continued)

     During 2000, eight Limited Partners redeemed a total of 147 Partnership Units for $60,299 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, eight Limited Partners redeemed a total of 38 Partnership Units for $16,420. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $920.97 per original $1,000 invested.

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2000         1999

     Net Income for Financial
      Reporting Purposes                   $ 300,287    $ 289,152

     Depreciation for Tax Purposes
      Over Depreciation for
      Financial Reporting Purposes           (23,516)     (23,513)
                                            ---------    ---------
           Taxable Income to Partners      $ 276,771    $ 265,639
                                            =========    =========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                               2000         1999

     Partners' Capital for
      Financial Reporting Purposes          $2,670,507   $2,732,848

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes            (204,800)    (181,284)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                       211,000      211,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes       1,002,167    1,002,166
                                             ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes        $3,678,874   $3,764,730
                                             ==========   ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows for the years ended December 31:

                                  2000                   1999
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount       Value

     Cash                $     158   $     158   $     311  $     311
     Money Market Funds    404,823     404,823     402,557    402,557
                          ---------   ---------   ---------  ---------
      Total Cash and
       Cash Equivalents  $ 404,981   $ 404,981   $ 402,868  $ 402,868
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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   Net Lease Management 85-B, Inc.          0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       3.4           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits - None.

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


                               AEI REAL ESTATE FUND 85-B
                               Limited Partnership
                               By: Net Lease Management 85-B, Inc.
                                   Its Managing General Partner


March 9, 2001                  By:/s/ Robert P. Johnson
                                      Robert  P. Johnson,
                                      President and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                  Date


/s/ Robert P. Johnson  President (Principal Executive     March 9, 2001
    Robert P. Johnson  Officer) and Sole Director of
                       Managing General Partner

/s/ Mark E. Larson     Executive Vice President,          March 9, 2001
    Mark E. Larson     Treasurer and Chief Financial
                       Officer (Principal Accounting
                       Officer)