Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2001-05-15
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                      2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   426,819   $   404,981
  Receivables                                             400         5,076
                                                   -----------   -----------
      Total Current Assets                            427,219       410,057
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,446,391     1,446,391
  Buildings and Equipment                           2,663,897     2,663,897
  Accumulated Depreciation                         (1,577,938)   (1,560,662)
                                                   -----------   -----------
      Net Investments in Real Estate                2,532,350     2,549,626
                                                   -----------   -----------
          Total Assets                            $ 2,959,569   $ 2,959,683
                                                   ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    12,286   $     8,445
  Land Remediation Estimate                           211,000       211,000
  Distributions Payable                                83,871        69,731
  Unearned Rent                                         5,360             0
                                                   -----------   -----------
      Total Current Liabilities                       312,517       289,176
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (38,127)      (37,892)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,453 Units outstanding                          2,685,179     2,708,399
                                                   -----------   -----------
      Total Partners' Capital                       2,647,052     2,670,507
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $ 2,959,569   $ 2,959,683
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2001          2000

INCOME:
   Rent                                           $   109,651   $   109,313
   Investment Income                                    5,167         5,231
                                                   -----------   -----------
        Total Income                                  114,818       114,544
                                                   -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates             24,944        24,540
   Partnership Administration and Property
      Management - Unrelated Parties                    6,480         6,584
   Depreciation                                        17,276        17,276
                                                   -----------   -----------
        Total Expenses                                 48,700        48,400
                                                   -----------   -----------

NET INCOME                                        $    66,118   $    66,144
                                                   ===========   ===========

NET INCOME ALLOCATED:
   General Partners                               $       661   $       661
   Limited Partners                                    65,457        65,483
                                                   -----------   -----------
                                                  $    66,118   $    66,144
                                                   ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,453 and 6,600 weighted average Units
 outstanding in 2001 and 2000, respectively)      $     10.14   $      9.92
                                                   ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $    66,118   $    66,144

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      17,276        17,276
     Decrease in Receivables                            4,676           534
     Increase in Payable to
        AEI Fund Management, Inc.                       3,841         3,227
     Increase in Unearned Rent                          5,360         8,648
                                                   -----------   -----------
        Total Adjustments                              31,153        29,685
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                           97,271        95,829
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   14,140             0
   Distributions to Partners                          (89,573)      (75,429)
                                                   -----------   -----------
        Net Cash Used For
            Financing Activities                      (75,433)      (75,429)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              21,838        20,400

CASH AND CASH EQUIVALENTS, beginning of period        404,981       402,868
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   426,819   $   423,268
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(37,268)   $ 2,770,116  $ 2,732,848    6,599.66

  Distributions                 (754)       (74,675)     (75,429)

  Net Income                     661         65,483       66,144
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2000     $(37,361)   $ 2,760,924  $ 2,723,563    6,599.66
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2000  $(37,892)   $ 2,708,399  $ 2,670,507    6,452.66

  Distributions                 (896)       (88,677)     (89,573)

  Net Income                     661         65,457       66,118
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2001     $(38,127)   $ 2,685,179  $ 2,647,052    6,452.66
                             =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. An estimate for site remediation work, which includes soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. It is reasonably possible that the actual costs could materially differ from the estimate.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2001 and 2000,  the
Partnership  recognized rental income of $109,651  and  $109,313,
respectively.   During the same periods, the  Partnership  earned
investment income of $5,167 and $5,231, respectively.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $24,944 and $24,540, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,480 and $6,584, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. An estimate for site remediation work, which includes soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. It is reasonably possible that the actual costs could materially differ from the estimate.

        On August 5, 1998, the Partnership sold the Fair Muffler property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances increased $21,838 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $95,829 in 2000 to $97,271 in 2001.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  May 10, 2001          AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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