Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2001-08-14
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

         Statements for the Periods ended June 30, 2001 and 2000:

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

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                  2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   404,246    $   404,981
  Receivables                                       4,700          5,076
                                               -----------    -----------
      Total Current Assets                        408,946        410,057
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,446,391      1,446,391
  Buildings and Equipment                       2,663,897      2,663,897
  Accumulated Depreciation                     (1,595,214)    (1,560,662)
                                               -----------    -----------
      Net Investments in Real Estate            2,515,074      2,549,626
                                               -----------    -----------
          Total Assets                        $ 2,924,020    $ 2,959,683
                                               ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    10,279    $     8,445
  Land Remediation Estimate                       211,000        211,000
  Distributions Payable                            70,155         69,731
                                               -----------    -----------
      Total Current Liabilities                   291,434        289,176
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (25,271)       (37,892)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,453 Units outstanding                      2,657,857      2,708,399
                                               -----------    -----------
    Total Partners' Capital                     2,632,586      2,670,507
                                               -----------    -----------
      Total Liabilities and Partners' Capital $ 2,924,020    $ 2,959,683
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended       Six Months Ended
                              6/30/01      6/30/00    6/30/01      6/30/00

INCOME:
   Rent                     $ 109,477    $ 110,745   $ 219,128    $ 220,058
   Investment Income            3,908        5,908       9,075       11,139
                             ---------    ---------   ---------    ---------
        Total Income          113,385      116,653     228,203      231,197
                             ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                 27,027       21,253      51,971       45,793
   Partnership Administration
    and Property Management -
    Unrelated Parties           8,116        2,684      14,596        9,268
   Depreciation                17,276       17,276      34,552       34,552
                             ---------    ---------   ---------    ---------
        Total Expenses         52,419       41,213     101,119       89,613
                             ---------    ---------   ---------    ---------

NET INCOME                  $  60,966    $  75,440   $ 127,084    $ 141,584
                             =========    =========   =========    =========

NET INCOME ALLOCATED:
   General Partners         $  13,610    $     755   $  14,271    $   1,416
   Limited Partners            47,356       74,685     112,813      140,168
                             ---------    ---------   ---------    ---------
                            $  60,966    $  75,440   $ 127,084    $ 141,584
                             =========    =========   =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (6,453 and 6,600 weighted average
   Units outstanding in 2001 and 2000,
   respectively)            $    7.34    $   11.32   $   17.48    $   21.24
                             =========    =========   =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                      2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   127,084     $   141,584

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     34,552          34,552
     Decrease in Receivables                             376             434
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      1,834          (6,075)
     Increase in Unearned Rent                             0           5,315
                                                  -----------     -----------
        Total Adjustments                             36,762          34,226
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                         163,846         175,810
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     424              38
   Distributions to Partners                        (165,005)       (150,858)
                                                  -----------     -----------
        Net Cash Used For
        Financing Activities                        (164,581)       (150,820)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                    (735)         24,990

CASH AND CASH EQUIVALENTS, beginning of period       404,981         402,868
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $   404,246     $   427,858
                                                  ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 1999  $(37,268)   $2,770,116   $2,732,848     6,599.66

  Distributions               (1,509)     (149,349)    (150,858)

  Net Income                   1,416       140,168      141,584
                             --------    ----------   ----------   ----------
BALANCE, June 30, 2000      $(37,361)   $2,760,935   $2,723,574     6,599.66
                             ========    ==========   ==========   ==========


BALANCE, December 31, 2000  $(37,892)   $2,708,399   $2,670,507     6,452.66

  Distributions               (1,650)     (163,355)    (165,005)

  Net Income                  14,271       112,813      127,084
                             --------    ----------   ----------   ----------
BALANCE, June 30, 2001      $(25,271)   $2,657,857   $2,632,586     6,452.66
                             ========    ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2001 and  2000,  the
Partnership  recognized rental income of $219,128  and  $220,058,
respectively.   During the same periods, the  Partnership  earned
investment income of $9,075 and $11,139, respectively.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $51,971 and $45,793, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,596 and $9,268, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During   the  six  months  ended  June  30,  2001,   the
Partnership's cash balances decreased $735 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $175,810 in 2000 to $163,846 in 2001.

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


Dated:  August 7, 2001        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net  Lease Management  85-B, Inc.
                              Its: Managing General Partner



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