Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2001-11-13
CIK 771677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001            2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   394,042      $   404,981
  Receivables                                           0            5,076
                                               -----------      -----------
      Total Current Assets                        394,042          410,057
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,446,391        1,446,391
  Buildings and Equipment                       2,663,897        2,663,897
  Accumulated Depreciation                     (1,612,490)      (1,560,662)
                                               -----------      -----------
      Net Investments in Real Estate            2,497,798        2,549,626
                                               -----------      -----------
          Total Assets                        $ 2,891,840      $ 2,959,683
                                               ===========      ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     8,747      $     8,445
  Land Remediation Estimate                       211,000          211,000
  Distributions Payable                            70,194           69,731
                                               -----------      -----------
      Total Current Liabilities                   289,941          289,176
                                               -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (13,578)         (37,892)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,453 Units outstanding                      2,615,477        2,708,399
                                               -----------      -----------
     Total Partners' Capital                    2,601,899        2,670,507
                                               -----------      -----------
      Total Liabilities and Partners' Capital $ 2,891,840      $ 2,959,683
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended         Nine Months Ended
                            9/30/01       9/30/00     9/30/01        9/30/00

INCOME:
   Rent                    $  92,560     $ 111,833    $ 311,688    $ 331,891
   Investment Income           3,103         6,428       12,178       17,567
                            ---------     ---------    ---------    ---------
        Total Income          95,663       118,261      323,866      349,458
                            ---------     ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                29,244        27,428       81,215       73,221
   Partnership Administration
    and Property Management -
    Unrelated Parties          4,397         2,081       18,993       11,349
   Depreciation               17,276        17,276       51,828       51,828
                            ---------     ---------    ---------    ---------
        Total Expenses        50,917        46,785      152,036      136,398
                            ---------     ---------    ---------    ---------

NET INCOME                 $  44,746     $  71,476    $ 171,830    $ 213,060
                            =========     =========    =========    =========

NET INCOME ALLOCATED:
   General Partners        $  12,447     $     714    $  26,718    $   2,130
   Limited Partners           32,299        70,762      145,112      210,930
                            ---------     ---------    ---------    ---------
                           $  44,746     $  71,476    $ 171,830    $ 213,060
                            =========     =========    =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,453 and 6,600 weighted
 average Units outstanding
 in 2001 and 2000,
 respectively)             $    5.01     $   10.72    $   22.49    $   31.96
                            =========     =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   171,830    $   213,060

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      51,828         51,828
     (Increase) Decrease in Receivables                 5,076         (4,044)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         302         (2,062)
     Increase in Unearned Rent                              0          1,814
                                                   -----------    -----------
        Total Adjustments                              57,206         47,536
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          229,036        260,596
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      463             57
   Distributions to Partners                         (240,438)      (226,286)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (239,975)      (226,229)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (10,939)        34,367

CASH AND CASH EQUIVALENTS, beginning of period        404,981        402,868
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   394,042    $   437,235
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(37,268)   $2,770,116   $2,732,848     6,599.66

  Distributions               (2,263)     (224,023)    (226,286)

  Net Income                   2,130       210,930      213,060
                             ---------   ----------   ----------   ----------
BALANCE, September 30, 2000 $(37,401)   $2,757,023   $2,719,622     6,599.66
                             =========   ==========   ==========   ==========


BALANCE, December 31, 2000  $(37,892)   $2,708,399   $2,670,507     6,452.66

  Distributions               (2,404)     (238,034)    (240,438)

  Net Income                  26,718       145,112      171,830
                             ---------   ----------   ----------   ----------
BALANCE, September 30, 2001 $(13,578)   $2,615,477   $2,601,899     6,452.66
                             =========   ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $14,000 for past due rent, which has not been accrued. HRG has informed the
     Partnership they will not extend the Lease beyond its expiration of December 31, 2001.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $311,688 and $331,891, respectively. In 2001, rental income decreased as a result of the loss of rent from the Denny's restaurant, discussed below. During the same periods, the Partnership earned investment income of $12,178 and $17,567, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $14,000 for past due rent, which has not been accrued. HRG has informed the Partnership they will not extend the Lease beyond its expiration of December 31, 2001.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $81,215 and $73,221, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,993 and $11,349, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $10,939 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $260,596 in 2000 to $229,036 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        On October 1, 2001, three Limited Partners redeemed a total of 27.50 Partnership Units for $10,917 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 100 Limited Partners redeemed 1,047.34 Partnership Units for $716,978. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the Fair Muffler property located in Park Forest, Illinois, on both a short-term and long-term basis.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)


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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits - None.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 2001      AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)