Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2002-03-29
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $433,982.

As of February 28, 2002, there were 6,421.76 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,421,760.

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

        On August 5, 1998, the Partnership sold the Park Forest property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.

Major Tenants

        During 2001, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 71% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                               Total Property                 Annual  Annual
                      Purchase  Acquisition                   Lease   Rent Per
Property                Date       Costs        Lessee        Payment Sq. Ft.

Arby's Restaurant                           RTM Acquisition
 Jackson, TN          10/14/86  $  752,971   Company, LLC     $ 95,842  $30.88

All Tune & Lube                             Diana L. Franks &
 Merrillville, IN     10/21/86  $  304,432  Ernie R. Alverado $ 37,960  $16.42

Denny's Restaurant
 Fort Worth, TX       10/31/86  $  981,764      (1)

Cheddar's Restaurant                            Phaedra
 Fort Wayne, IN       12/31/86  $1,480,553    Partners Ltd.   $192,920  $25.22

Arby's Restaurant                           Circle Restaurant
 Colorado Springs, CO  3/31/87  $  447,177      Company       $ 40,000  $26.83


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                               Total Property                 Annual  Annual
                      Purchase  Acquisition                   Lease   Rent Per
Property                Date       Costs        Lessee        Payment Sq. Ft.

Children's World
Daycare Center                                 ARAMARK
 Sterling Heights, MI                        Educational
 (16.3486%)           11/25/87  $  143,391  Resources, Inc.   $ 22,742  $22.53

(1)  The property is vacant and under contract to be sold.

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

        The  Lease terms are 20 years, except for the All Tune  &
Lube, which has a Lease term of 5 years. Most of the Leases contain renewal options which may extend the Lease term an additional 10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed  of."   The  real  estate  impairment  loss,  which  was
recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years, all properties listed above were 100% occupied, except the Denny's restaurant which has been 100% vacant since December 31, 2001.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET  FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 704 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, three Limited Partners redeemed a total  of
27.5 Partnership Units for $10,917 in accordance with the Partnership Agreement. In prior years, a total of 100 Limited Partners redeemed 1,047.34 Partnership Units for $716,978. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $3,265 and $3,627 were made to the General Partners and $312,321 and $298,702 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $420,083 and $457,302, respectively. During the same periods, the Partnership earned investment income of $13,899 and $23,603, respectively. In 2001, rental income decreased as a result of the loss of rent from the Denny's restaurant discussed below.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $104,067 and $98,458, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $48,891 and $13,056, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2001 related to the Denny's restaurant.

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

        On August 5, 1998, the Partnership sold the Park Forest property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $10,188 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $364,034 in 2000 to $316,242 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  2001, three Limited Partners redeemed a total  of
27.5 Partnership Units for $10,917 accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 100 Limited Partners redeemed 1,047.34 Partnership Units for $716,978. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the property in Park Forest, Illinois, on both a short-term and long-term basis.


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


ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                    Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   394,793    $   404,981
  Receivables                                           42          5,076
                                                -----------    -----------
      Total Current Assets                         394,835        410,057
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             920,541      1,446,391
  Buildings and Equipment                        2,207,983      2,663,897
  Accumulated Depreciation                      (1,363,339)    (1,560,662)
                                                -----------    -----------
                                                 1,765,185      2,549,626
  Real Estate Held for Sale                        575,000              0
                                                -----------    -----------
      Net Investments in Real Estate             2,340,185      2,549,626
                                                -----------    -----------
          Total Assets                         $ 2,735,020    $ 2,959,683
                                                ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    38,629    $     8,445
  Land Remediation Estimate                        211,000        211,000
  Distributions Payable                             69,804         69,731
                                                -----------    -----------
      Total Current Liabilities                    319,433        289,176
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (16,444)       (37,892)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,425 and 6,453 Units outstanding
   in 2001 and 2000, respectively                2,432,031      2,708,399
                                                -----------    -----------
     Total Partners' Capital                     2,415,587      2,670,507
                                                -----------    -----------
       Total Liabilities and Partners' Capital $ 2,735,020    $ 2,959,683
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001            2000

INCOME:
  Rent                                         $   420,083     $   457,302
  Investment Income                                 13,899          23,603
                                                -----------     -----------
      Total Income                                 433,982         480,905
                                                -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates          104,067          98,458
  Partnership Administration and Property
    Management - Unrelated Parties                  48,891          13,056
  Depreciation                                      69,104          69,104
  Real Estate Impairment                           140,337               0
                                                -----------     -----------
      Total Expenses                               362,399         180,618
                                                -----------     -----------

NET INCOME                                     $    71,583     $   300,287
                                                ===========     ===========

NET INCOME ALLOCATED:
  General Partners                             $    24,713     $     3,003
  Limited Partners                                  46,870         297,284
                                                -----------     -----------
                                               $    71,583     $   300,287
                                                ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,446 and 6,563 weighted average Units
 outstanding in 2001 and 2000, respectively)   $      7.27     $     45.30
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $    71,583   $   300,287

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      69,104        69,104
     Real Estate Impairment                           140,337             0
     (Increase) Decrease in Receivables                 5,034        (4,242)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      30,184        (1,115)
                                                   -----------   -----------
       Total Adjustments                              244,659        63,747
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       316,242       364,034
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                        73           707
  Distributions to Partners                          (315,476)     (301,720)
  Redemption Payments                                 (11,027)      (60,908)
                                                   -----------   -----------
       Net Cash Used For
           Financing Activities                      (326,430)     (361,921)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (10,188)        2,113

CASH AND CASH EQUIVALENTS, beginning of period        404,981       402,868
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   394,793   $   404,981
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 1999  $(37,268)  $2,770,116   $2,732,848     6,599.66

  Distributions               (3,018)    (298,702)    (301,720)

  Redemption Payments           (609)     (60,299)     (60,908)     (147.00)

  Net Income                   3,003      297,284      300,287
                             --------   ----------   ----------   ----------
BALANCE, December 31, 2000   (37,892)   2,708,399    2,670,507     6,452.66

  Distributions               (3,155)    (312,321)    (315,476)

  Redemption Payments           (110)     (10,917)     (11,027)      (27.50)

  Net Income                  24,713       46,870       71,583
                             --------   ----------   ----------   ----------
BALANCE, December 31, 2001  $(16,444)  $2,432,031   $2,415,587     6,425.16
                             ========   ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

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

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                  Total Incurred by the Partnership
                                   for the Years Ended December 31

                                                 2001          2000

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $ 104,067     $  98,458
                                               ========      ========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

                                  Total Incurred by the Partnership
                                   for the Years Ended December 31

                                              2001          2000

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative
  costs, outside audit and accounting costs,
  taxes, insurance and other property costs.  $  48,891     $  13,056
                                               ========      ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Lease terms are 20 years, except for the All Tune & Lube, which has a Lease term of 5 years. Most of the Leases contain renewal options which may extend the Lease term an additional 10 years. The Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant properties. The Cheddar's restaurant was rebuilt after a fire in 1998. The Children's World was constructed in 1987. All the remaining buildings were constructed in 1986. The Partnership acquired all the buildings during 1986 except for the Arby's in Colorado Springs, Colorado and the Children's World, which were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2001  are   as
     follows:
                                      Buildings and              Accumulated
Property                       Land     Equipment       Total    Depreciation

Arby's, Jackson, TN        $  178,733   $  574,238  $  752,971  $  350,570
All Tune & Lube,
  Merrillville, IN             84,174      220,258     304,432     119,247
Cheddar's, Fort Wayne, IN     511,427      969,126   1,480,553     622,381
Arby's, Colorado Springs, CO  119,054      328,123     447,177     212,961
Children's World,
  Sterling  Heights, MI        27,153      116,238     143,391      58,180
                            ----------   ----------  ----------  ----------
                           $  920,541   $2,207,983  $3,128,524  $1,363,339
                            ==========   ==========  ==========  ==========

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

     On August 5, 1998, the Partnership sold the Park Forest property to the current tenant for $5,000. The sale resulted in a net gain of $704. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002          $   389,464
                       2003              389,464
                       2004              389,464
                       2005              364,157
                       2006              335,530
                       Thereafter         60,467
                                      -----------
                                     $ 1,928,546
                                      ===========

     In 2001 and 2000, the Partnership recognized contingent rents of $13,500 and $26,751, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2001       2000
      Tenants                 Industry

     Phaedra Partners, LTD   Restaurant      $  192,920    $  192,920
     RTM Acquisition
        Company, L.L.C.      Restaurant         106,934       109,846
     Huntington Restaurants
        Group, Inc.          Restaurant             N/A        54,747
                                              ----------    ----------

     Aggregate rent revenue of major tenants $  299,854    $  357,513
                                              ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              71%           78%
                                              ==========    ==========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Partners' Capital -

     Cash distributions of $3,265 and $3,627 were made to the General Partners and $312,321 and $298,702 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $48.45 and $45.51 per Limited Partnership Unit outstanding using 6,446 and 6,563 weighted average Units in 2001 and 2000, respectively. The distributions represent $5.57 and $35.96 per Unit of Net Income and $42.88 and $9.55 per Unit of return of contributed capital in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2001, three Limited Partners redeemed a total of 27.5 Partnership Units for $10,917 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, eight Limited Partners redeemed a total of 147 Partnership Units for $60,299. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $924.91 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 2001          2000

     Net Income for Financial
      Reporting Purposes                      $  71,583     $ 300,287

     Depreciation for Tax Purposes
      Over Depreciation for
      Financial Reporting Purposes              (23,515)      (23,516)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         24,500             0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         27,411             0

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes           140,337             0
                                               ---------     ---------
           Taxable Income to Partners         $ 240,316     $ 276,771
                                               =========     =========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                               2001         2000

     Partners' Capital for
      Financial Reporting Purposes          $2,415,587   $2,670,507

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes             (87,978)    (204,800)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                        24,500            0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                       238,411      211,000

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes           1,002,167    1,002,167
                                             ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes        $3,592,687   $3,678,874
                                             ==========   ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      2001                    2000
                            Carrying       Fair      Carrying      Fair
                             Amount        Value     Amount        Value

     Cash                $      85     $      85   $     158    $     158
     Money Market Funds    394,708       394,708     404,823      404,823
                          ---------     ---------   ---------    ---------
       Total Cash and
        Cash Equivalents $ 394,793     $ 394,793   $ 404,981    $ 404,981
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May, 1985, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits -

    10.1  Purchase Agreement dated December 20, 2001 between  the
    Partnership and Omni Group, Inc. relating to the property at 6048 S. Hulen Road, Fort Worth, Texas.

         B. Reports on Form 8-K and 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AEI REAL ESTATE FUND 85-B
                            Limited Partnership
                            By: Net Lease Management 85-B,Inc.
                                Its Managing General Partner


March 8, 2002               By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                    Title                       Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)