Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2002-05-13
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   345,855     $   394,793
  Receivables                                              0              42
                                                  -----------     -----------
      Total Current Assets                           345,855         394,835
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               920,541         920,541
  Buildings and Equipment                          2,207,983       2,207,983
  Accumulated Depreciation                        (1,377,421)     (1,363,339)
                                                  -----------     -----------
                                                   1,751,103       1,765,185
  Real Estate Held for Sale                          575,000         575,000
                                                  -----------     -----------
      Net Investments in Real Estate               2,326,103       2,340,185
                                                  -----------     -----------
          Total Assets                           $ 2,671,958     $ 2,735,020
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    19,130     $    38,629
  Land Remediation Estimate                          211,000         211,000
  Distributions Payable                               69,804          69,804
                                                  -----------     -----------
      Total Current Liabilities                      299,934         319,433
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (12,880)        (16,444)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,425 Units outstanding                         2,384,904       2,432,031
                                                  -----------     -----------
    Total Partners' Capital                        2,372,024       2,415,587
                                                  -----------     -----------
      Total Liabilities and Partners' Capital    $ 2,671,958     $ 2,735,020
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2002            2001

INCOME:
   Rent                                          $    97,366     $   109,651
   Investment Income                                   1,257           5,167
                                                  -----------     -----------
        Total Income                                  98,623         114,818
                                                  -----------     -----------

EXPENSES:
   Partnership  Administration  -  Affiliates         29,366          24,944
   Partnership Administration and Property
      Management - Unrelated Parties                  23,700           6,480
   Depreciation                                       14,082          17,276
                                                  -----------     -----------
        Total Expenses                                67,148          48,700
                                                  -----------     -----------

NET INCOME                                       $    31,475     $    66,118
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $     4,315     $       661
   Limited Partners                                   27,160          65,457
                                                  -----------     -----------
                                                 $    31,475     $    66,118
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,425 and 6,453 weighted average Units
 outstanding in 2002 and 2001, respectively)     $      4.23     $     10.14
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    31,475   $    66,118

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       14,082        17,276
     Decrease in Receivables                                42         4,676
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (19,499)        3,841
     Increase in Unearned Rent                               0         5,360
                                                    -----------   -----------
        Total Adjustments                               (5,375)       31,153
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                            26,100        97,271
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0        14,140
   Distributions to Partners                           (75,038)      (89,573)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                       (75,038)      (75,433)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (48,938)       21,838

CASH AND CASH EQUIVALENTS, beginning of period         394,793       404,981
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   345,855   $   426,819
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 2000   $(37,892)  $ 2,708,399   $ 2,670,507    6,452.66

  Distributions                  (896)      (88,677)      (89,573)

  Net Income                      661        65,457        66,118
                              --------   -----------   -----------  ----------
BALANCE, March 31, 2001      $(38,127)  $ 2,685,179   $ 2,647,052    6,452.66
                              ========   ===========   ===========  ==========

BALANCE, December 31, 2001   $(16,444)  $ 2,432,031   $ 2,415,587    6,425.16

  Distributions                  (751)      (74,287)      (75,038)

  Net Income                    4,315        27,160        31,475
                              --------   -----------   -----------  ----------
BALANCE, March 31, 2002      $(12,880)  $ 2,384,904   $ 2,372,024    6,425.16
                              ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The offering terminated on
     February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively.

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. The sale, which is subject to the buyer completing their due diligence, is anticipated to close in June, 2002.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $97,366 and $109,651, respectively. During the same periods, the Partnership earned investment income of $1,257 and $5,167, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant discussed below.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. The sale, which is subject to the buyer completing their due diligence, is anticipated to close in June, 2002.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $29,366 and $24,944, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,700 and $6,480, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant.

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

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances decreased $48,938 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $97,271 in 2001 to $26,100 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

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


Dated:  April 30, 2002        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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