Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2002-08-14
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   331,724    $   394,793
  Receivables                                             0             42
                                                 -----------    -----------
      Total Current Assets                          331,724        394,835
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              920,541        920,541
  Buildings and Equipment                         2,207,983      2,207,983
  Accumulated Depreciation                       (1,391,504)    (1,363,339)
                                                 -----------    -----------
                                                  1,737,020      1,765,185
  Real Estate Held for Sale                         575,000        575,000
                                                 -----------    -----------
      Net Investments in Real Estate              2,312,020      2,340,185
                                                 -----------    -----------
          Total Assets                          $ 2,643,744    $ 2,735,020
                                                 ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    18,843    $    38,629
  Land Remediation Estimate                         211,000        211,000
  Distributions Payable                              69,958         69,804
  Unearned Rent                                       3,333              0
                                                 -----------    -----------
      Total Current Liabilities                     303,134        319,433
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (9,193)       (16,444)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,425 Units outstanding                      2,349,803      2,432,031
                                                 -----------    -----------
      Total Partners' Capital                     2,340,610      2,415,587
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $ 2,643,744    $ 2,735,020
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended       Six Months Ended
                              6/30/02      6/30/01    6/30/02      6/30/01

INCOME:
   Rent                       $ 97,366   $ 109,477    $ 194,732   $ 219,128
   Investment Income             1,154       3,908        2,411       9,075
                               --------   ---------    ---------   ---------
        Total Income            98,520     113,385      197,143     228,203
                               --------   ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                 21,660      27,027       51,026      51,971
   Partnership Administration
     and Property Management -
     Unrelated Parties          19,154       8,116       42,854      14,596
   Depreciation                 14,083      17,276       28,165      34,552
                               --------   ---------    ---------   ---------
        Total Expenses          54,897      52,419      122,045     101,119
                               --------   ---------    ---------   ---------

NET INCOME                    $ 43,623   $  60,966    $  75,098   $ 127,084
                               ========   =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $  4,436   $  13,610    $   8,751   $  14,271
   Limited Partners             39,187      47,356       66,347     112,813
                               --------   ---------    ---------   ---------
                              $ 43,623   $  60,966    $  75,098   $ 127,084
                               ========   =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,425 and 6,453 weighted average
 Units outstanding in 2002 and 2001,
 respectively)                $   6.10   $    7.34    $   10.33   $   17.48
                               ========   =========    =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    75,098   $   127,084

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       28,165        34,552
     Decrease in Receivables                                42           376
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (19,786)        1,834
     Increase in Unearned Rent                           3,333             0
                                                    -----------   -----------
        Total Adjustments                               11,754        36,762
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                            86,852       163,846
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       154           424
   Distributions to Partners                          (150,075)     (165,005)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (149,921)     (164,581)
                                                    -----------   -----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                   (63,069)         (735)

CASH AND CASH EQUIVALENTS, beginning of period         394,793       404,981
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   331,724   $   404,246
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2000    $(37,892)  $ 2,708,399  $ 2,670,507    6,452.66

  Distributions                 (1,650)     (163,355)    (165,005)

  Net Income                    14,271       112,813      127,084
                               --------   -----------  -----------  ----------
BALANCE, June 30, 2001        $(25,271)  $ 2,657,857  $ 2,632,586    6,452.66
                               ========   ===========  ===========  ==========


BALANCE, December 31, 2001    $(16,444)  $ 2,432,031  $ 2,415,587    6,425.16

  Distributions                 (1,500)     (148,575)    (150,075)

  Net Income                     8,751        66,347       75,098
                               --------   -----------  -----------  ----------
BALANCE, June 30, 2002        $ (9,193)  $ 2,349,803  $ 2,340,610    6,425.16
                               ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. The sale, which is subject to the buyer completing their due diligence, is anticipated to close in August, 2002.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $194,732 and $219,128, respectively. During the same periods, the Partnership earned investment income of $2,411 and $9,075, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. The sale, which is subject to the buyer completing their due diligence, is anticipated to close in August, 2002.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $51,026 and $51,971, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,854 and $14,596, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


Liquidity and Capital Resources


         During the six months ended June 30, 2002, the Partnership's cash balances decreased $63,069 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $163,846 in 2001 to $86,852 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

        99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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