Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2002-11-14
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   331,153    $   394,793
  Receivables                                          3,163             42
                                                  -----------    -----------
      Total Current Assets                           334,316        394,835
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               920,541        920,541
  Buildings and Equipment                          2,207,983      2,207,983
  Accumulated Depreciation                        (1,405,586)    (1,363,339)
                                                  -----------    -----------
                                                   1,722,938      1,765,185
  Real Estate Held for Sale                          575,000        575,000
                                                  -----------    -----------
      Net Investments in Real Estate               2,297,938      2,340,185
                                                  -----------    -----------
          Total Assets                           $ 2,632,254    $ 2,735,020
                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    27,196    $    38,629
  Land Remediation Estimate                          211,000        211,000
  Distributions Payable                               69,958         69,804
  Unearned Rent                                        3,333              0
                                                  -----------    -----------
      Total Current Liabilities                      311,487        319,433
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (4,392)       (16,444)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,425 Units outstanding                         2,325,159      2,432,031
                                                  -----------    -----------
      Total Partners' Capital                      2,320,767      2,415,587
                                                  -----------    -----------
         Total Liabilities and Partners' Capital $ 2,632,254    $ 2,735,020
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                              9/30/02       9/30/01    9/30/02       9/30/01

INCOME:
   Rent                      $  97,366     $  92,560   $ 292,098   $ 311,688
   Investment Income             1,144         3,103       3,555      12,178
                              ---------     ---------   ---------   ---------
        Total Income            98,510        95,663     295,653     323,866
                              ---------     ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                 17,130        29,244      68,156      81,215
   Partnership Administration
     and Property Management -
     Unrelated Parties          12,103         4,397      54,957      18,993
   Depreciation                 14,082        17,276      42,247      51,828
                              ---------     ---------   ---------   ---------
        Total Expenses          43,315        50,917     165,360     152,036
                              ---------     ---------   ---------   ---------

NET INCOME                   $  55,195     $  44,746   $ 130,293   $ 171,830
                              =========     =========   =========   =========

NET INCOME ALLOCATED:
   General Partners          $   5,552     $  12,447   $  14,303   $  26,718
   Limited Partners             49,643        32,299     115,990     145,112
                              ---------     ---------   ---------   ---------
                             $  55,195     $  44,746   $ 130,293   $ 171,830
                              =========     =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,425 and 6,453 weighted
 average Units outstanding
 in 2002 and 2001,
 respectively)               $    7.73     $    5.01   $   18.05   $   22.49
                              =========     =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   130,293    $   171,830

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     42,247         51,828
     (Increase) Decrease in Receivables               (3,121)         5,076
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (11,433)           302
     Increase in Unearned Rent                         3,333              0
                                                  -----------    -----------
        Total Adjustments                             31,026         57,206
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         161,319        229,036
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     154            463
   Distributions to Partners                        (225,113)      (240,438)
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (224,959)      (239,975)
                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (63,640)       (10,939)

CASH AND CASH EQUIVALENTS, beginning of period       394,793        404,981
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   331,153    $   394,042
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(37,892)   $2,708,399   $2,670,507    6,452.66

  Distributions               (2,404)     (238,034)    (240,438)

  Net Income                  26,718       145,112      171,830
                             ---------   ----------   ----------  ----------
BALANCE, September 30, 2001 $(13,578)   $2,615,477   $2,601,899    6,452.66
                             =========   ==========   ==========  ==========


BALANCE, December 31, 2001  $(16,444)   $2,432,031   $2,415,587    6,425.16

  Distributions               (2,251)     (222,862)    (225,113)

  Net Income                  14,303       115,990      130,293
                             ---------   ----------   ----------  ----------
BALANCE, September 30, 2002 $ (4,392)   $2,325,159   $2,320,767    6,425.16
                             =========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On November 5, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $575,000.

     In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $235,000, which resulted in a net gain of approximately $55,000.

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


The Application of Critical Accounting Policies

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $292,098 and $311,688, respectively. During the same periods, the Partnership earned investment income of $3,555 and $12,178, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through this date, HRG owed $24,500 of rent which, due to the uncertainty of collection, was not accrued for financial reporting purposes. In December, 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sales proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On November 5, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $575,000.

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $68,156 and $81,215, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $54,957 and $18,993, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances decreased $63,640 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $229,036 in 2001 to $161,319 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $235,000, which resulted in a net gain of approximately $55,000.

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

        On October 1, 2002, one Limited Partner redeemed 2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 103 Limited Partners redeemed 1,074.84 Partnership Units for $727,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including those obligations associated with remediation of contaminated soil at the Fair Muffler property located in Park Forest, Illinois, on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits -
                             Description

10.1  Purchase  Agreement dated August 23, 2002  between  the
      Partnership and Emanuel Papadakis relating to the property at 1329 W Lincoln Highway, Merrillville, Indiana.

99.1  Certification  of Chief Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of Chief Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 5, 2002      AEI Real Estate Fund 85-B
                             Limited Partnership
                             By: Net Lease Management  85-B, Inc.
                             Its: Managing General Partner



                             By: /s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                             By: /s/ Mark E Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)





                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 85-B Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 5, 2002       /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  Net Lease Management 85-B, Inc.
                                  Managing General Partner


                         CERTIFICATIONS

I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 85-B Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 5, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  Net Lease Management 85-B, Inc.
                                  Managing General Partner