Form 10KSB
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2003-03-26
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $401,280.

As of February 28, 2003, there were 6,419.56 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,419,560.
               DOCUMENTS INCORPORATED BY REFERENCE

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property, at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. In October 1996, an estimate for site remediation work, which included soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It is reasonably possible that the actual costs could materially differ from the estimate. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. On August 5, 1998, the Partnership sold the property to the tenant. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through December 31, 2001, HRG owed $25,117 for past due rent, which was not accrued for financial reporting purposes. In the fourth quarter of 2001, the Partnership incurred $27,410 of real estate tax expense related to 2001 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. In December 2002, in exchange for a payment of $14,067 from HRG, the Partnership agreed to forgive the balance of the past due rent and real estate taxes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

       In December 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sale proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On November 5, 2002, the sale closed with the Partnership receiving net sale proceeds of $582,182 for the property, which resulted in a net gain of $7,182.

        In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of $238,879, which resulted in a net gain of $59,384. At the time of sale, the cost and related accumulated depreciation was $304,432 and $124,937, respectively.

        Subsequent to December 31, 2002, the Partnership sold the Cheddar's restaurant to an affiliate of the tenant. The Partnership received net sale proceeds of approximately
$1,539,000   which  resulted  in  a  net  gain  of  approximately
$708,000.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 87% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2003 and future years. However, the tenant of the Cheddar's restaurant will not continue to be a major tenant since the property was sold in February 2003. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

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

Children's World
Daycare Center                                  ARAMARK
   Sterling Heights, MI                       Educational
   (16.3486%)           11/25/87 $  143,391 Resources, Inc.  $ 23,242 $23.02

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

        The  Leases  have a primary term of 20 years and  contain
renewal options which may extend the Lease term an additional  10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

        During the last five years, all properties listed were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 705 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2002, one Limited Partner redeemed 2.2 Partnership Units for $805 in accordance with the Partnership Agreement. In prior years, a total of 103 Limited Partners redeemed 1,074.84 Partnership Units for $727,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $11,090 and $3,265 were made to the General Partners and $1,097,149 and $312,321 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $800,000 of proceeds from property sales in 2002. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

        The Partnership accrues a liability for land remediation costs when information obtained by the Partnership, through an environmental study, indicates it is possible that a liability has been incurred and the amount of the liability can be reasonably estimated. Future environmental study results, changes in the party responsible for the liability, or estimates of actual clean-up costs could cause material changes in the liability accrued.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $395,434 and $420,083, respectively. During the same periods, the Partnership earned investment income of $5,846 and $13,899, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through December 31, 2001, HRG owed $25,117 for past due rent, which was not accrued for financial reporting purposes. In the fourth quarter of 2001, the Partnership incurred $27,410 of real estate tax expense related to 2001 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. In December 2002, in exchange for a payment of $14,067 from HRG, the Partnership agreed to forgive the balance of the past due rent and real estate taxes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

       In December 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sale proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On November 5, 2002, the sale closed with the Partnership receiving net sale proceeds of $582,182 for the property, which resulted in a net gain of $7,182.

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $89,302 and $104,067, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,580 and $48,891, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs

        In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. In October 1996, an estimate for site remediation work, which included soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It is reasonably possible that the actual costs could materially differ from the estimate. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. On August 5, 1998, the Partnership sold the property to the tenant. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $737,932 as a result of cash generated from the sale of two properties, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $316,242 in 2001 to $217,683 in 2002 as a result of a decrease in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2002.

        In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of $238,879, which resulted in a net gain of $59,384. At the time of sale, the cost and related accumulated depreciation was $304,432 and $124,937, respectively.

        Subsequent to December 31, 2002, the Partnership sold the Cheddar's restaurant to an affiliate of the tenant. The Partnership received net sale proceeds of approximately
$1,539,000   which  resulted  in  a  net  gain  of  approximately
$708,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

        In December 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.55 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)


        During 2002, one Limited Partner redeemed 2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 103 Limited Partners redeemed 1,074.84 Partnership Units for $727,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from property sales and the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including the potential obligations associated with remediation of contaminated soil at the property in Park Forest, Illinois, on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               12

Balance Sheet as of December 31, 2002 and 2001               13

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  14

     Cash Flows                                              15

     Changes in Partners' Capital                            16

Notes to Financial Statements                           17 - 27



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.











Minneapolis, Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003                Certified Public Accountants

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                              2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents               $1,132,725 $  394,793
  Receivables                                 14,117         42
                                            --------   --------
      Total Current Assets                 1,146,842    394,835
                                            --------   --------
INVESTMENTS IN REAL ESTATE:
  Land                                       836,367    920,541
  Buildings and Equipment                  1,987,725  2,207,983
  Accumulated Depreciation                (1,293,593)(1,363,339)
                                            --------   --------
                                           1,530,499  1,765,185
  Real Estate Held for Sale                        0    575,000
                                            --------   --------
      Net Investments in Real Estate       1,530,499  2,340,185
                                            --------   --------
          Total Assets                    $2,677,341 $2,735,020
                                            ========   ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $    4,989 $   38,629
  Land Remediation Estimate                  211,000    211,000
  Distributions Payable                      878,036     69,804
                                            --------   --------
      Total Current Liabilities            1,094,025    319,433
                                            --------   --------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 0    (16,444)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,423 and 6,425 Units outstanding
     in 2002 and 2001, respectively        1,583,316  2,432,031
                                            --------   --------
      Total Partners' Capital              1,583,316  2,415,587
                                            --------   --------
           Total Liabilities
           and Partners' Capital          $2,677,341 $2,735,020
                                            ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                              2002       2001

INCOME:
  Rent                                    $  395,434 $  420,083
  Investment Income                            5,846     13,899
                                           ---------  ---------
      Total Income                           401,280    433,982
                                           ---------  ---------

EXPENSES:
  Partnership Administration - Affiliates 89,302 104,067 Partnership Administration and Property
    Management - Unrelated Parties            46,580     48,891
  Depreciation                                55,191     69,104
  Real Estate Impairment                           0    140,337
                                           ---------  ---------
      Total Expenses                         191,073    362,399
                                           ---------  ---------

OPERATING INCOME                             210,207     71,583

GAIN ON SALE OF REAL ESTATE                   66,566          0
                                           ---------  ---------
NET INCOME                                $  276,773 $   71,583
                                            ========   ========

NET INCOME ALLOCATED:
  General Partners                        $   27,534 $   24,713
  Limited Partners                           249,239     46,870
                                           ---------  ---------
                                          $  276,773 $   71,583
                                            ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,425 and 6,446 weighted average Units
outstanding in 2002 and 2001,
respectively)                             $    38.79 $     7.27
                                            ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                              2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $  276,773  $  71,583

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                             55,191     69,104
     Real Estate Impairment                        0    140,337
     Gain on Sale of Real Estate             (66,566)         0
     (Increase) Decrease in Receivables (14,075) 5,034 Increase (Decrease) in Payable to
        AEI Fund Management, Inc.            (33,640)    30,184
                                           ---------   --------
       Total Adjustments                     (59,090)   244,659
                                           ---------   --------
       Net Cash Provided By
           Operating Activities              217,683    316,242
                                           ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate          821,061          0
                                           ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable          808,232         73
  Distributions to Partners               (1,108,231)  (315,476)
  Redemption Payments                           (813)   (11,027)
                                           ---------   --------
       Net Cash Used For
           Financing Activities             (300,812)  (326,430)
                                           ---------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      737,932    (10,188)

CASH AND CASH EQUIVALENTS,
beginning of period                          394,793    404,981
                                           ---------   --------
CASH AND CASH EQUIVALENTS,
end of period                             $1,132,725  $ 394,793
                                           =========   ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                               Limited
                                                             Partnership
                               General   Limited                Units
                              Partners  Partners      Total  Outstanding


BALANCE, December 31, 2000  $ (37,892) $2,708,399  $2,670,507  6,452.66

  Distributions                (3,155)   (312,321)   (315,476)

  Redemption Payments            (110)    (10,917)    (11,027)   (27.50)

  Net Income                   24,713      46,870      71,583
                             --------   ---------    --------  --------
BALANCE, December 31, 2001    (16,444)  2,432,031   2,415,587  6,425.16

  Distributions               (11,082) (1,097,149) (1,108,231)

  Redemption Payments              (8)       (805)       (813)    (2.20)

  Net Income                   27,534     249,239     276,773
                             --------   ---------    --------  --------
BALANCE, December 31, 2002  $       0  $1,583,316  $1,583,316  6,422.96
                             ========   =========   =========   =======






 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                  Total Incurred by the Partnership
                                   for the Years Ended December 31

                                                  2002       2001
a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $  89,302  $ 104,067
                                                 =======    =======
b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative
  costs, outside audit and accounting costs,
  taxes, insurance and other property costs.   $  46,580  $  48,891
                                                 =======    =======

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Leases have a primary term of 20 years and contain renewal options which may extend the Lease term an additional 10 years. The Leases contain provisions which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The Partnership's properties are commercial, single-tenant properties. The Arby's restaurants were constructed in 1986. The Children's World daycare center was constructed in 1987. The Cheddar's restaurant was rebuilt after a fire in 1998. The Arby's restaurant in Jackson, Tennessee and the Cheddar's restaurant were acquired in 1986. The Arby's restaurant in Colorado Springs, Colorado and the Children's World daycare center were acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                                       Buildings and         Accumulated
Property                         Land    Equipment    Total  Depreciation

Arby's, Jackson, TN            $178,733 $  574,238 $  752,971 $  365,692
Cheddar's, Fort Wayne, IN       511,427    969,126  1,480,553    645,561
Arby's,  Colorado Springs, CO   119,054    328,123    447,177    220,512
Children's World,
    Sterling  Heights, MI        27,153    116,238    143,391     61,828
                              ---------  ---------   --------   --------
                               $836,367 $1,987,725 $2,824,092 $1,293,593
                              =========   ========   ========   ========

     In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. In October 1996, an estimate for site remediation work, which included soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It is reasonably possible that the actual costs could materially differ from the estimate. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. On August 5, 1998, the Partnership sold the property to the tenant. The Partnership is reviewing its legal obligation for the site liability and may have adjustments to the accrued liability in future periods.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Fort Worth, Texas notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. On December 31, 2001, the Lease expired and was not renewed by the lessee. Through December 31, 2001, HRG owed $25,117 for past due rent, which was not accrued for financial reporting purposes. In the fourth quarter of 2001, the Partnership incurred $27,410 of real estate tax expense related to 2001 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. In December 2002, in exchange for a payment of $14,067 from HRG, the Partnership agreed to forgive the balance of the past due rent and real estate taxes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     In December 2001, the Partnership received an offer to buy the restaurant for $625,000 from an unrelated third party. In the fourth quarter of 2001, a charge to operations for real estate impairment of $140,337 was recognized, which was the difference between the book value at December 31, 2001 of $715,337 and the estimated net sale proceeds of $575,000. The charge was recorded against the cost of the land and building. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On November 5, 2002, the sale closed with the Partnership receiving net sale proceeds of $582,182 for the property, which resulted in a net gain of $7,182.

     In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of $238,879, which resulted in a net gain of $59,384. At the time of sale, the cost and related accumulated depreciation was $304,432 and $124,937, respectively.

     Subsequent to December 31, 2002, the Partnership sold the Cheddar's restaurant to an affiliate of the tenant. The Partnership received net sale proceeds of approximately
     $1,539,000  which  resulted in a net gain  of  approximately
     $708,000.

     In December 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.55 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

              AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003           $  352,004
                       2004              352,004
                       2005              352,004
                       2006              336,030
                       2007               60,918
                                       ---------
                                      $1,452,960
                                       =========

     In 2002 and 2001, the Partnership recognized contingent rents of $13,778 and $13,500, respectively.

 (5) MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2002       2001
      Tenants                Industry

     Phaedra Partners, LTD  Restaurant        $ 192,920 $  192,920
     RTM Acquisition
        Company, L.L.C.     Restaurant          109,620    106,934
     Circle Restaurant
        Company             Restaurant           40,000        N/A
                                               --------   --------

     Aggregate rent revenue of major tenants  $ 342,540 $  299,854
                                               ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             87%        71%
                                               ========   ========

(6)  PARTNERS' CAPITAL -

     Cash distributions of $11,090 and $3,265 were made to the General Partners and $1,097,149 and $312,321 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $170.76 and $48.45 per Limited Partnership Unit outstanding using 6,425 and 6,446 weighted average Units in 2002 and 2001, respectively. The distributions represent $38.66 and $5.57 per Unit of Net Income and $132.10 and $42.88 per Unit of return of contributed capital in 2002 and 2001, respectively.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  PARTNERS' CAPITAL -

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $800,000 of proceeds from
     property  sales  in  2002.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2002, one Limited Partner redeemed 2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, three Limited Partners redeemed a total of 27.5 Partnership Units for $10,917. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $800.68 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2002       2001

     Net Income for Financial
      Reporting Purposes                    $ 276,773   $  71,583

     Depreciation for Tax Purposes
      Over Depreciation for
      Financial Reporting Purposes            (32,952)    (23,515)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      (24,500)     24,500

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                      (27,411)     27,411

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes               0     140,337

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                      (27,730)          0

                                              -------     -------
           Taxable Income to Partners       $ 164,180   $ 240,316
                                              =======     =======

              AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                 2002       2001

     Partners' Capital for
      Financial Reporting Purposes           $1,583,316  $2,415,587

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes             (148,661)    (87,978)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                              0      24,500

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                        211,000     238,411

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes            1,002,167   1,002,167
                                               --------    --------
           Partners' Capital for
              Tax Reporting Purposes         $2,647,822  $3,592,687
                                               ========    ========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                            _______2002_______     _______2001_______
                           Carrying     Fair       Carrying    Fair
                            Amount     Value        Amount    Value

     Cash                $        0   $        0   $     85  $     85
     Money Market Funds   1,132,725    1,132,725    394,708   394,708
                           --------     --------   --------  --------
      Total Cash and
        Cash Equivalents $1,132,725   $1,132,725   $394,793  $394,793
                           ========     ========    =======   =======


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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in May 1985, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                            Number of     Percent
   of Beneficial Owner                        Units Held    of Class

   Net Lease Management 85-B, Inc.                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                              3.4           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                                0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*    Less than 1%
**   Mr.  Larson  resigned as an officer of the Managing  General
     Partner effective February 28, 2003.

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


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        A.   Exhibits -
                          Description

    10.1 Purchase Agreement dated December 20, 2001 between the Partnership and Omni Group, Inc. relating to the property at 6048 S. Hulen Road, Fort Worth, Texas (incorporated by reference to Exhibit 10.1 of form 10-KSB filed on March 8,
    2002).

    10.2 Purchase Agreement dated August 23, 2002 between the Partnership and Emanuel Papadakis relating to the property at 1329 W Lincoln Highway, Merrillville, Indiana (incorporated by reference to Exhibit 10.1 of form 10-QSB field on November 5, 2002).

    10.3 Purchase Agreement dated January 23, 2003 between the Partnership and Phaedra Restaurant Corp. relating to the Property at 305 West Coliseum Road, Ft. Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 28, 2003).

    99.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        B.  Reports on Form 8-K-  During the quarter ended December 31,
                                  2002, the Partnership filed a  Form
                                  8-K dated November 18, 2002 reporting
                                  the disposition of a Denny's restaurant
                                  in Fort Worth, Texas.

ITEM 14.  CONTROLS AND PROCEDURES.

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


                               AEI REAL ESTATE FUND 85-B
                               Limited Partnership
                               By: Net Lease Management 85-B, Inc.
                                   Its Managing General Partner


March 25, 2003                 By: /s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 25, 2003
Robert P. Johnson       and Sole Director of Managing
                        General Partner

/s/ Patrick W. Keene    Chief Financial Officer and Treasurer   March 25, 2003
Patrick W. Keene        (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 85-B Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 Net Lease Management 85-B, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 85-B Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 Net Lease Management 85-B, Inc.
                                 Managing General Partner