Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2003-05-12
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-14264


            AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1525197__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


         ________________Not Applicable_________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.   FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                    3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements           7-10

    Item 2.  Management's Discussion and Analysis   10-14

    Item 3.  Controls and Procedures                  14

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                        14

    Item 2.  Changes in Securities                    14

    Item 3.  Defaults Upon Senior Securities          14

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 14

    Item 5.  Other Information                        15

    Item 6.  Exhibits and Reports on Form 8-K         15

               Signatures                             15

               Certifications                        16-17

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $1,866,212 $1,132,725
  Receivables                                      0     14,117
                                            --------   --------
      Total Current Assets                 1,866,212  1,146,842
                                            --------   --------
INVESTMENTS IN REAL ESTATE:
  Land                                       324,940    836,367
  Buildings and Equipment                  1,018,599  1,987,725
  Accumulated Depreciation                  (654,612)(1,293,593)
                                            --------   --------
      Net Investments in Real Estate         688,927  1,530,499
                                            --------   --------
          Total Assets                    $2,555,139 $2,677,341
                                           =========  =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   11,405  $   4,989
  Land Remediation Estimate                  211,000    211,000
  Distributions Payable                    1,272,656    878,036
  Unearned Rent                                3,334          0
                                            --------   --------
      Total Current Liabilities            1,498,395  1,094,025
                                            --------   --------
PARTNERS' CAPITAL:
  General Partners                                 0          0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,423 Units outstanding               1,056,744  1,583,316
                                            --------   --------
      Total Partners' Capital              1,056,744  1,583,316
                                            --------   --------
           Total Liabilities
           and Partners' Capital          $2,555,139 $2,677,341
                                           =========  =========

The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $  69,627  $  97,366
   Investment Income                          2,281      1,257
                                          ---------  ---------
        Total Income                         71,908     98,623
                                          ---------  ---------

EXPENSES:
   Partnership Administration - Affiliates 15,614 29,366 Partnership Administration and Property
      Management - Unrelated Parties          4,657     23,700
   Depreciation                              10,443     14,082
                                          ---------  ---------
        Total Expenses                       30,714     67,148
                                          ---------  ---------

OPERATING INCOME                             41,194     31,475
GAIN  ON  SALE OF REAL ESTATE               709,287          0
                                          ---------  ---------
NET INCOME                                $ 750,481  $  31,475
                                          =========  =========

NET INCOME ALLOCATED:
   General Partners                       $  12,771  $   4,315
   Limited Partners                         737,710     27,160
                                          ---------  ---------
                                          $ 750,481  $  31,475
                                          =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (6,423 and 6,425 weighted average
  Units outstanding in 2003 and 2002,
  respectively)                          $   114.85  $    4.23
                                          =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                           $  750,481    $ 31,475

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            10,443     14,082
     Gain on Sale of Real Estate           (709,287)         0
     Decrease in Receivables                 14,117         42
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.             6,416    (19,499)
     Increase in Unearned Rent                3,334          0
                                           --------   --------
        Total Adjustments                  (674,977)    (5,375)
                                           --------   --------
        Net Cash Provided By
            Operating Activities             75,504     26,100
                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds  from Sale of Real Estate       1,540,416           0
                                             --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable        394,620          0
   Distributions to Partners             (1,277,053)   (75,038)
                                           --------   --------
        Net Cash Used For
            Financing Activities           (882,433)   (75,038)
                                           --------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     733,487    (48,938)

CASH AND CASH EQUIVALENTS,
beginning of period                       1,132,725    394,793
                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period $1,866,212 $  345,855
                                          =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                              Limited
                                                            Partnership
                           General     Limited                 Units
                           Partners    Partners      Total  Outstanding


BALANCE, December 31, 2001  $(16,444) $2,432,031  $2,415,587   6,425.16

  Distributions                 (751)    (74,287)    (75,038)

  Net Income                   4,315      27,160      31,475
                            --------   ---------    --------   --------
BALANCE, March 31, 2002     $(12,880) $2,384,904  $2,372,024   6,425.16
                            ========   =========   =========   ========


BALANCE, December 31, 2002  $      0  $1,583,316  $1,583,316   6,422.96

  Distributions              (12,771) (1,264,282) (1,277,053)

  Net Income                  12,771     737,710     750,481
                            --------   ---------    --------   --------
BALANCE, March 31, 2003     $      0  $1,056,744  $1,056,744   6,422.96
                            ========   =========   =========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

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



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     On February 25, 2003, the Partnership sold the Cheddar's restaurant to an affiliate of the tenant. The Partnership received net sale proceeds of $1,540,416, which resulted in a net gain of $709,287. At the time of the sale, the cost and related accumulated depreciation was $1,480,553 and $649,424, respectively.

     In December 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.55 per Limited Partnership Unit. In March 2003, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $186.83 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $69,627 and $97,366, respectively. During the same periods, the Partnership earned investment income of $2,281 and $1,257, respectively. In 2003, rental income decreased due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $15,614 and $29,366, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $4,657 and $23,700, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant.

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

        As of March 31, 2003, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $733,487 as a result of cash generated from the sale of property, which was partially offset by cash distributions of net sale proceeds paid to the Partners. Net cash provided by operating activities increased from $26,100 in 2002 to $75,504 in 2003 as a result of a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2003.

        In August 2002, the Partnership entered into an Agreement to sell the All Tune and Lube in Merrillville, Indiana to an unrelated third party. On October 28, 2002, the sale closed with the Partnership receiving net sale proceeds of $238,879, which resulted in a net gain of $59,384. At the time of sale, the cost and related accumulated depreciation was $304,432 and $124,937, respectively.

        On February 25, 2003, the Partnership sold the Cheddar's restaurant to an affiliate of the tenant. The Partnership received net sale proceeds of $1,540,416, which resulted in a net gain of $709,287. At the time of the sale, the cost and related accumulated depreciation was $1,480,553 and $649,424, respectively.

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

        In December 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.55 per Limited Partnership Unit. In March of 2003, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $186.83 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

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

      None.
                   PART II - OTHER INFORMATION
                          (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      b. Reports on Form 8-K - During the  quarter ended March 31,
                           2003, the Partnership filed a Form 8-K,
                           dated  February   28, 2003,   reporting
                           the  sale  of  a  Cheddar's  restaurant
                           in Fort Wayne, IN.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 Net Lease Management 85-B, Inc.
                                 Managing General Partner



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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 Net Lease Management 85-B, Inc.
                                 Managing General Partner