Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2003-08-14
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-14264


            AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1525197
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

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


                              INDEX


                                                                  Page

PART I. Financial Information

 Item 1.Balance Sheet as of June 30, 2003 and December 31, 2002    3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                                  4

           Cash Flows                                              5

           Changes in Partners' Capital                            6

        Notes to Financial Statements                            7 - 12

 Item 2.Management's Discussion and Analysis                    12 - 16

 Item 3.Controls and Procedures                                   16

PART II. Other Information

 Item 1. Legal Proceedings                                        17

 Item 2. Changes in Securities                                    17

 Item 3. Defaults Upon Senior Securities                          17

 Item 4. Submission of Matters to a Vote of Security Holders      17

 Item 5. Other Information                                        17

 Item 6. Exhibits and Reports on Form 8-K                         17

         Signatures                                               18

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                                   2003             2002

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   603,759      $ 1,132,725
  Receivables                                            0           14,117
                                                -----------      -----------
      Total Current Assets                         603,759        1,146,842
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             310,044          836,367
  Buildings and Equipment                        1,005,607        1,987,725
  Accumulated Depreciation                        (661,192)      (1,293,593)
                                                -----------      -----------
      Net Investments in Real Estate               654,459        1,530,499
                                                -----------      -----------
          Total Assets                         $ 1,258,218      $ 2,677,341
                                                ===========      ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     4,845      $     4,989
  Land Remediation Estimate                        211,000          211,000
  Distributions Payable                             46,413          878,036
                                                -----------      -----------
      Total Current Liabilities                    262,258        1,094,025
                                                -----------      -----------
PARTNERS' CAPITAL:
  General Partners                                       0                0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,423 Units outstanding                         995,960        1,583,316
                                                -----------      -----------
    Total Partners' Capital                        995,960        1,583,316
                                                -----------      -----------
      Total Liabilities and Partners' Capital  $ 1,258,218      $ 2,677,341
                                                ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                              6/30/03       6/30/02     6/30/03      6/30/02

RENTAL INCOME                $  39,772     $  39,646   $  79,542   $  79,292

EXPENSES:
   Partnership Administration -
    Affiliates                   9,280        21,660      24,894      51,026
   Partnership Administration
    and Property Management -
    Unrelated Parties            8,128         7,662      13,435      15,051
   Depreciation                  6,580         6,581      13,160      13,161
   Real Estate Impairment       27,888             0      27,888           0
                              ---------     ---------   ---------   ---------
        Total Expenses          51,876        35,903      79,377      79,238
                              ---------     ---------   ---------   ---------

OPERATING INCOME (LOSS)        (12,104)        3,743         165          54
OTHER INCOME:
   Interest Income               1,536         1,154       3,817       2,411
                              ---------     ---------   ---------   ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                  (10,568)        4,897       3,982       2,465

Income (Loss) from Discontinued
   Operations                     (432)       38,726     735,499      72,633
                              ---------     ---------   ---------   ---------
NET INCOME (LOSS)            $ (11,000)    $  43,623   $ 739,481   $  75,098
                              =========     =========   =========   =========

NET INCOME (LOSS) ALLOCATED:
   General Partners          $     497     $   4,436   $  13,268   $   8,751
   Limited Partners            (11,497)       39,187     726,213      66,347
                              ---------     ---------   ---------   ---------
                             $ (11,000)    $  43,623   $ 739,481   $  75,098
                              =========     =========   =========   =========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $   (1.72)    $     .68   $     .61   $     .34
   Discontinued Operations        (.07)         5.42      112.45        9.99
                              ---------     ---------   ---------   ---------
        Total                $   (1.79)    $    6.10   $  113.06   $   10.33
                              =========     =========   =========   =========
Weighted Average Units
 Outstanding                     6,423         6,425       6,423       6,425
                              =========     =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                      2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   739,481   $    75,098

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      17,023        28,165
     Real Estate Impairment                            27,888             0
     Gain on Sale of Real Estate                     (709,287)            0
     Decrease in Receivables                           14,117            42
     Decrease in Payable to
        AEI Fund Management, Inc.                        (144)      (19,786)
     Increase in Unearned Rent                              0         3,333
                                                   -----------   -----------
        Total Adjustments                            (650,403)       11,754
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                        89,078        86,852
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                1,540,416             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable     (831,623)          154
    Distributions to Partners                      (1,326,837)     (150,075)
                                                   -----------   -----------
        Net Cash Used For
          Financing Activities                     (2,158,460)     (149,921)
                                                   -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (528,966)      (63,069)

CASH  AND  CASH EQUIVALENTS, beginning of period    1,132,725       394,793
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   603,759   $   331,724
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 2001  $ (16,444)   $ 2,432,031  $ 2,415,587    6,425.16

  Distributions                (1,500)      (148,575)    (150,075)

  Net Income                    8,751         66,347       75,098
                             ---------    -----------  -----------  ---------
BALANCE, June 30, 2002      $  (9,193)   $ 2,349,803  $ 2,340,610    6,425.16
                             =========    ===========  ===========  =========


BALANCE, December 31, 2002  $       0    $ 1,583,316  $ 1,583,316    6,422.96

  Distributions               (13,268)    (1,313,569)  (1,326,837)

  Net Income                   13,268        726,213      739,481
                            ----------    -----------  ----------- ----------
BALANCE, June 30, 2003     $        0    $   995,960  $   995,960    6,422.96
                            ==========    ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 100% to the Limited Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                                 (Continued)

(3)  Summary of Real Estate Accounting Policies -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.


(4)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. Certain lessees have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

     In June 2003, the Partnership received a verbal offer from the lessee to buy the Arby's restaurant in Colorado Springs, Colorado for $200,000. The Partnership and the lessee are in the process of negotiating a written purchase agreement. There can be no assurance that an agreement will be reached that is satisfactory to both parties. In the second quarter of 2003, a charge to operations for real estate impairment of $27,888 was recognized, which was the difference between the book value at June 30, 2003 of $222,888 and the estimated net sale proceeds of $195,000. The charge was recorded against the cost of the land and building.

(6)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  Discontinued Operations -

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



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                              Three Months Ended       Six Months Ended
                             6/30/03      6/30/02    6/30/03      6/30/02

Rental Income                $      0    $ 57,720   $ 29,857     $115,440
Property Management Expenses     (432)    (11,492)       218      (27,803)
Depreciation                        0      (7,502)    (3,863)     (15,004)
Gain on Disposal of Real Estate     0           0    709,287            0
                              --------    --------   --------     --------
   Income from Discontinued
     Operations              $   (432)   $ 38,726   $735,499     $ 72,633
                              ========    ========   ========     ========


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $109,399 and $194,732, respectively. During the same periods, the Partnership earned interest income of $3,817 and $2,411, respectively. In 2003, rental income decreased due to property sales.

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

       In June 2003, the Partnership received a verbal offer from the lessee to buy the Arby's restaurant in Colorado Springs, Colorado for $200,000. The Partnership and the lessee are in the process of negotiating a written purchase agreement. There can be no assurance that an agreement will be reached that is satisfactory to both parties. In the second quarter of 2003, a charge to operations for real estate impairment of $27,888 was recognized, which was the difference between the book value at June 30, 2003 of $222,888 and the estimated net sale proceeds of $195,000. The charge was recorded against the cost of the land and building.

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $24,894 and $51,026, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,217 and $42,854, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant.


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

        As of June 30, 2003, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances decreased $528,966 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period. Net cash provided by operating activities increased from $86,852 in 2002 to $89,078 in 2003 as a result of a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2003.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 3.CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    31.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification of  Chief Executive  Officer   and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



                              By: /s/ ROBERT P JOHNSON
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ PATRICK W KEENE
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)