Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2003-11-13
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                         Yes [X]   No [ ]

         Transitional Small Business Disclosure Format:

                         Yes       No [X]




          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of September 30, 2003 and December 31, 2002

        Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                   2003           2002

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   565,639     $ 1,132,725
  Receivables                                            0          14,117
                                                -----------     -----------
      Total Current Assets                         565,639       1,146,842
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             310,044         836,367
  Buildings and Equipment                        1,005,607       1,987,725
  Accumulated Depreciation                        (667,536)     (1,293,593)
                                                -----------     -----------
      Net Investments in Real Estate               648,115       1,530,499
                                                -----------     -----------
          Total Assets                         $ 1,213,754     $ 2,677,341
                                                ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     2,224     $     4,989
  Land Remediation Estimate                        211,000         211,000
  Distributions Payable                             46,413         878,036
                                                -----------     -----------
      Total Current Liabilities                    259,637       1,094,025
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                       0               0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,423 Units outstanding                         954,117       1,583,316
                                                -----------     -----------
      Total Partners' Capital                      954,117       1,583,316
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 1,213,754     $ 2,677,341
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                               9/30/03      9/30/02     9/30/03      9/30/02

RENTAL INCOME                $  29,771     $  39,646   $ 109,313   $ 118,938

EXPENSES:
   Partnership Administration -
     Affiliates                 12,892        17,130      37,786      68,156
   Partnership Administration
     and Property Management -
     Unrelated Parties           4,009         1,081      17,444      15,723
   Depreciation                  6,344         6,580      19,504      19,741
   Real Estate Impairment            0             0      27,888           0
                              ---------     ---------   ---------   ---------
        Total Expenses          23,245        24,791     102,622     103,620
                              ---------     ---------   ---------   ---------

OPERATING INCOME                 6,526        14,855       6,691      15,318
OTHER INCOME:
   Interest Income               1,416         1,144       5,233       3,555
                              ---------     ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    7,942        15,999      11,924      18,873

Income from Discontinued
 Operations                          0        39,196     735,499     111,420
                              ---------     ---------   ---------   ---------
NET INCOME                   $   7,942     $  55,195   $ 747,423   $ 130,293
                              =========     =========   =========   =========

NET INCOME ALLOCATED:
   General Partners          $     498     $   5,552   $  13,766   $  14,303
   Limited Partners              7,444        49,643     733,657     115,990
                              ---------     ---------   ---------   ---------
                             $   7,942     $  55,195   $ 747,423   $ 130,293
                              =========     =========   =========   =========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    1.16     $    2.24   $    1.84   $    2.61
   Discontinued Operations           0          5.49      112.38       15.44
                              ---------     ---------   ---------   ---------
        Total                $    1.16     $    7.73   $  114.22   $   18.05
                              =========     =========   =========   ==========
Weighted Average Units
 Outstanding                     6,423         6,425       6,423       6,425
                              =========     =========   =========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                      2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   747,423    $   130,293

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      23,367         42,247
     Real Estate Impairment                            27,888              0
     Gain on Sale of Real Estate                     (709,287)             0
     (Increase) Decrease in Receivables                14,117         (3,121)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (2,765)       (11,433)
     Increase in Unearned Rent                              0          3,333
                                                   -----------    -----------
        Total Adjustments                            (646,680)        31,026
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       100,743        161,319
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                1,540,416              0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (831,623)           154
   Distributions to Partners                       (1,376,622)      (225,113)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (2,208,245)      (224,959)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (567,086)       (63,640)

CASH AND CASH EQUIVALENTS, beginning of period      1,132,725        394,793
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   565,639    $   331,153
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001  $ (16,444)  $ 2,432,031   $ 2,415,587    6,425.16

  Distributions                (2,251)     (222,862)     (225,113)

  Net Income                   14,303       115,990       130,293
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2002 $  (4,392)  $ 2,325,159   $ 2,320,767    6,425.16
                             =========   ===========   ===========  ==========


BALANCE, December 31, 2002  $       0   $ 1,583,316   $ 1,583,316    6,422.96

  Distributions               (13,766)   (1,362,856)   (1,376,622)

  Net Income                   13,766       733,657       747,423
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2003 $       0   $   954,117   $   954,117    6,422.96
                             =========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                                 (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. Through September 30, 2003, the lessee owed $10,000 for past due rent, which has not been accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.


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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended       Nine Months Ended
                                9/30/03      9/30/02     9/30/03      9/30/02

Rental Income                   $     0    $ 57,720    $  29,857    $ 173,160
Property Management Expenses          0     (11,022)         218      (39,234)
Depreciation                          0      (7,502)      (3,863)     (22,506)
Gain on Disposal of Real Estate       0           0      709,287            0
                                 --------   ---------   ---------    ---------
 Income from Discontinued
   Operations                   $     0    $ 39,196    $ 735,499    $ 111,420
                                 ========   =========   =========    =========


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $109,313 and $118,938, respectively. In 2003, rental income decreased due to unpaid rent from the Arby's restaurant in Colorado Springs, Colorado.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $37,786 and $68,156, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,444 and $15,723, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. Through September 30, 2003, the lessee owed $10,000 for past due rent, which has not been accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $5,233 and $3,555, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $735,499, representing rental income less property management expenses and depreciation of $26,212 and gain on disposal of real estate of $709,287. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $111,420, representing rental income less property management expenses and depreciation.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances decreased $567,086 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period. During the nine months ended September 30, 2002, the Partnership's cash balances decreased $63,640 as the Partnership distributed more cash to the Partners than it generated from operating activities.

        Net cash provided by operating activities decreased from $161,319 in 2002 to $100,743 in 2003 as a result of a decrease in total rental and interest income in 2003, which was partially offset by a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        During the nine months ended September 30, 2003, the Partnership generated cash flow from the sale of real estate of $1,540,416.

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

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,376,622 and $225,113, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,362,856 and $222,862 and the General Partners received distributions of $13,766 and $2,251 for the periods, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 2003, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 104 Limited Partners redeemed 1,077.04 Partnership Units for $728,700. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  November 11, 2003     AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)