Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2004-03-30
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $181,994.

As of February 29, 2004, there were 6,419.56 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,419,560.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 85-B Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 17, 1985. The registrant is comprised of Net Lease Management 85-B, Inc. (NLM) as Managing General Partner, Robert
P. Johnson, the President and sole director and shareholder of NLM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1985. The Partnership commenced operations on September 17, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated February 4, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. Through December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. Subsequent to December 31, 2003, the Partnership reached a settlement with the tenant. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the tenant. The Partnership has received the first settlement payment of $25,000, which is subject to a contingency for 90 days. The Partnership will not recognize this payment as income until the contingency expires. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       The Partnership has reached a verbal agreement to sell the property to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $135,000.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to sell the Arby's in Jackson, Tennessee to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $870,000.

       The Partnership has reached a verbal agreement to sell its 16.3486% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $180,000.

Major Tenants

        During 2003, four tenants contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2003. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of NLM.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                               Total Property                Annual   Annual
                     Purchase   Acquisition                  Lease    Rent Per
Property               Date        Costs      Lessee         Payment  Sq. Ft.

Arby's Restaurant                         RTM Acquisition
 Jackson, TN         10/14/86  $ 752,971   Company, LLC     $ 95,842   $30.88

Arby's Restaurant                         Circle Restaurant
 Colorado Springs,CO  3/31/87  $ 419,288      Company       $ 40,000   $26.83

Children's World
Daycare Center                                Knowledge
 Sterling Heights, MI                         Learning
 (16.3486%)          11/25/87  $ 143,392  Enterprises, Inc. $ 23,282   $23.06


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

         For tax purposes, the Partnership's properties are depreciated under either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and
settlement.   These  adjustments  were  not  recognized  for  tax
purposes.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        During the last five years, all properties listed were 100% occupied, except for the Arby's restaurant in Colorado
Springs, Colorado discussed in Item 1, Description of Business.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 707 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, one Limited Partner redeemed
2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 103 Limited Partners redeemed 1,074.84 Partnership Units for $727,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $8 in 2002.

       Cash distributions of $14,264 and $11,082 were made to the General Partners and $1,412,142 and $1,097,149 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,200,000 and $800,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

       Through September 30, 2003, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2003, the estimated real estate values were based upon a subsequent sale of a property and an estimated value based upon sale negotiations in progress for another property. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $181,994 and $395,434, respectively. During the same periods, the Partnership recognized interest income of $6,573 and $5,846, respectively. In 2003, rental income decreased mainly as a result of property sales.

        At December 31, 2003, the Partnership recognized an adjustment of estimated value of $530,897 resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership paid Partnership administration expenses to affiliated parties of $48,979 and $89,302, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,634 and $46,580, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is mainly the result of expenses incurred in 2002 related to the Denny's restaurant, which were partially offset by expenses incurred in 2003 related to the Arby's in Colorado Springs, Colorado.

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. Through December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. Subsequent to December 31, 2003, the Partnership reached a settlement with the tenant. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the tenant. The Partnership has received the first settlement payment of $25,000, which is subject to a contingency for 90 days. The Partnership will not recognize this payment as income until the contingency expires. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership has reached a verbal agreement to sell the property to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $135,000.

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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

        During the period from October 1, 2003 to December 31, 2003, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $506,664 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2003 to September 30, 2003, while in the operating phase, the Partnership's cash balances decreased $567,086 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period. During the year ended December 31, 2002, the Partnership's cash balances increased $737,932 as a result of cash generated from the sale of two properties, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Subsequent to December 31, 2003, the Partnership entered into an agreement to sell the Arby's in Jackson, Tennessee to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $870,000.

       The Partnership has reached a verbal agreement to sell its 16.3486% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $180,000.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,426,406 and $1,108,231, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,412,142 and $1,097,149 and the General Partners received distributions of $14,264 and $11,082 for the periods, respectively.

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

       During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, one Limited Partner redeemed
2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 103 Limited Partners redeemed 1,074.84 Partnership Units for $727,895. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $8 in 2002.

       The continuing rent payments from the properties, together with cash generated from property sales and the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including the potential obligations associated with remediation of contaminated soil at the property in Park Forest, Illinois.

ITEM 7.   FINANCIAL STATEMENTS.

     See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Statement of Net Assets Available for Liquidation at December 31, 2003

Balance Sheet as of December 31, 2002

Statement of Liquidating Activities for the Period From
   October 1, 2003 to December 31, 2003

Statements for the Period From January 1, 2003 to September 30, 2003 and for the Year Ended December 31, 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 2002, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2003 to September 30, 2003. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 2003, and the related statement of liquidating activities for the period from October 1, 2003 to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund 85-B Limited Partnership anticipate the liquidation of the Partnership during 2004. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-B Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2003, to September 30, 2003, its net assets available for liquidation as of December 31, 2003, and the statement of liquidating activities for the period from October 1, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.



                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                        DECEMBER 31, 2003





ASSETS:
  Cash                                             $   541,406
  Receivables                                               41
  Investments in Real Estate                         1,185,000
                                                    -----------
          Total Assets                               1,726,447
                                                    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   8,253
  Land Remediation Estimate                            211,000
  Distributions Payable                                 46,413
                                                    -----------
          Total Liabilities                            265,666
                                                    -----------

   NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
    including  6,423 Limited Partnership Units outstanding
                                                   $ 1,460,781
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2002

                             ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 1,132,725
  Receivables                                             14,117
                                                      -----------
      Total Current Assets                             1,146,842
                                                      -----------

INVESTMENTS IN REAL ESTATE:
  Land                                                   836,367
  Buildings and Equipment                              1,987,725
  Accumulated Depreciation                            (1,293,593)
                                                      -----------

      Net Investments in Real Estate                   1,530,499
                                                      -----------

          Total Assets                               $ 2,677,341
                                                      ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $     4,989
  Land Remediation Estimate                              211,000
  Distributions Payable                                  878,036
                                                      -----------

      Total Current Liabilities                        1,094,025
                                                      -----------

PARTNERS' CAPITAL:
  General Partners                                             0
  Limited Partners, $1,000 per Unit;
     7,500 Units authorized and issued;
     6,423 Units outstanding in 2002                   1,583,316
                                                      -----------

      Total Partners' Capital                          1,583,316
                                                      -----------

           Total  Liabilities and Partners' Capital  $ 2,677,341
                                                      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

    FOR THE PERIOD FROM OCTOBER 1, 2003 TO DECEMBER 31, 2003




SOURCES OF ADDITIONAL CASH:
  Rent                                             $    42,783
  Investment Income                                      1,340
                                                    -----------

      Total Sources of Additional Cash                  44,123
                                                    -----------


USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               11,193
  Partnership Administration and Property
     Management - Unrelated Parties                      7,379
  Distributions to Partners                             49,784
                                                    -----------

      Total Uses of Additional Cash                     68,356
                                                    -----------

DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                 (24,233)
                                                    -----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
     Receivables                                            41
     Real Estate                                       536,885
     Payable to AEI Fund Management, Inc.               (6,029)
                                                    -----------

        Total Adjustment of Estimated Values           530,897
                                                    -----------


INCREASE IN NET ASSETS IN LIQUIDATION                  506,664

BEGINNING NET ASSETS IN LIQUIDATION
    (PARTNERS' CAPITAL AT SEPTEMBER 30, 2003)          954,117
                                                    -----------

ENDING NET ASSETS IN LIQUIDATION                   $ 1,460,781
                                                    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                 2003          2002

INTEREST INCOME                              $    5,233    $    5,846

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                 139,170       395,434
  Partnership Administration - Affiliates       (37,786)      (89,302)
  Partnership Administration and Property
     Management - Unrelated Parties             (17,226)      (46,580)
  Depreciation                                  (23,367)      (55,191)
  Real Estate Impairment                        (27,888)            0
  Gain on Sale of Real Estate                   709,287        66,566
                                              ----------    ----------
    Total Income from Discontinued Operations   742,190       270,927
                                              ----------    ----------

NET INCOME                                   $  747,423    $  276,773
                                              ==========    ==========

NET INCOME ALLOCATED:
  General Partners                           $   13,766    $   27,534
  Limited Partners                              733,657       249,239
                                              ----------    ----------
                                             $  747,423    $  276,773
                                              ==========    ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                      $      .81    $      .90
  Discontinued Operations                        113.41         37.89
                                              ----------    ----------
       Total                                 $   114.22    $    38.79
                                              ==========    ==========

Weighted Average Units Outstanding                6,423         6,425
                                              ==========    ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                 2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   747,423   $   276,773

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                 23,367        55,191
     Real Estate Impairment                       27,888             0
     Gain on Sale of Real Estate                (709,287)      (66,566)
     (Increase) Decrease in Receivables           14,117       (14,075)
     Decrease in Payable to
        AEI Fund Management, Inc.                 (2,765)      (33,640)
                                              -----------   -----------
       Total Adjustments                        (646,680)      (59,090)
                                              -----------   -----------
       Net Cash Provided By
           Operating Activities                  100,743       217,683
                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate            1,540,416       821,061
                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable  (831,623)      808,232
  Distributions to Partners                   (1,376,622)   (1,108,231)
  Redemption Payments                                  0          (813)
                                              -----------   -----------
       Net Cash Used For
          Financing Activities                (2,208,245)     (300,812)
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (567,086)      737,932

CASH AND CASH EQUIVALENTS, beginning of period 1,132,725       394,793
                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period     $   565,639   $ 1,132,725
                                              ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2001  $ (16,444)  $ 2,432,031   $ 2,415,587    6,425.16

  Distributions               (11,082)   (1,097,149)   (1,108,231)

  Redemption Payments              (8)         (805)         (813)      (2.20)

  Net Income                   27,534       249,239       276,773
                             ---------   -----------   -----------  ----------
BALANCE, December 31, 2002          0     1,583,316     1,583,316    6,422.96

  Distributions               (13,766)   (1,362,856)   (1,376,622)

  Net Income                   13,766       733,657       747,423
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2003 $       0   $   954,117   $   954,117    6,422.96
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund 85-B Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-B, Inc. (NLM), the Managing General Partner. Robert P. Johnson, the President and sole director and shareholder of NLM, serves as the Individual
     General Partner and an affiliate of NLM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       Because liquidation is anticipated, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis. Effective October 1, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2002 and at estimated net realizable value at December 31, 2003. Through September 30, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

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

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                  Total Incurred by the Partnership
                                   for the Years Ended December 31

                                                  2003         2002
a.AEI and NLM are
  reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $  48,979    $  89,302
                                                =========    =========
b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative
  costs, outside audit and accounting costs,
  taxes, insurance and other property costs.   $  30,634    $  46,580
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

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The  Partnership's properties are commercial,  single-tenant properties.  The properties were constructed and acquired in
     1986  or  1987.   There  have been no costs  capitalized  as
     improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon signed purchase agreements or sales negotiations in progress. The adjustment increased Investments in Real Estate by $536,885. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2003 are as follows:

                      Historical Cost Basis        Liquidation Basis
                            Buildings and            Accumulated Net Realizable
Property              Land    Equipment       Total  Depreciation    Value

Arby's,
 Jackson, TN       $  178,733  $  574,238  $  752,971 $  380,813  $  870,000
Arby's,
 Colorado Springs, CO 104,158     315,130     419,288    227,591     135,000
Children's World,
 Sterling Heights, MI  27,153     116,239     143,392     65,476     180,000
                    ---------   ----------  ---------- ----------  ----------
                   $  310,044  $1,005,607  $1,315,651 $  673,880  $1,185,000
                    =========   ==========  ========== ==========  ==========

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004            $ 119,494
                       2005              119,494
                       2006              103,520
                       2007               21,287
                                        --------
                                       $ 363,795
                                        ========

     In 2003 and 2002, the Partnership recognized contingent rents of $13,013 and $13,778, respectively.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2003       2002
      Tenants             Industry

     RTM Acquisition
        Company, L.L.C.      Restaurant      $  108,855   $  109,620
     Phaedra Partners, LTD   Restaurant          29,857      192,920
     Knowledge Learning
        Enterprises, Inc.    Child Care          23,282          N/A
     Circle Restaurant
        Company              Restaurant          20,000       40,000
                                              ----------   ----------

    Aggregate rent revenue of major tenants  $  181,994   $  342,540
                                              ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             100%          87%
                                              ==========   ==========

(6) Discontinued Operations -

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6) Discontinued Operations - (Continued)

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6) Discontinued Operations - (Continued)

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. Through December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. Subsequent to December 31, 2003, the Partnership reached a settlement with the tenant. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the tenant. The Partnership has received the first settlement payment of $25,000, which is subject to a contingency for 90 days. The Partnership will not recognize this payment as income until the contingency expires. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     The Partnership has reached a verbal agreement to sell the property to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $135,000.

     Subsequent to December 31, 2003, the Partnership entered into an agreement to sell the Arby's in Jackson, Tennessee to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $870,000.

     The Partnership has reached a verbal agreement to sell its 16.3486% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $180,000.

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital -

     Cash distributions of $14,264 and $11,082 were made to the General Partners and $1,412,142 and $1,097,149 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $219.86 and $170.76 per Limited Partnership Unit outstanding using 6,423 and 6,425 weighted average Units in 2003 and 2002, respectively. The distributions represent $114.22 and $38.66 per Unit of Net Income and $105.64 and $132.10 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,200,000 and $800,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, one Limited Partner redeemed 2.2 Partnership Units for $805 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $8 in 2002.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $613.85 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2003         2002

     Net Income for Financial Reporting Purposes
      Through September 30, 2003 and
      December 31, 2002, respectively        $  747,423  $  276,773

     Decrease in Net Assets in Liquidation
      Before Adjustment                         (24,233)          0

     Distributions to Partners During the
      Liquidation Phase                         (49,784)          0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes      87,236           0

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                         (6,857)    (32,952)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                         20,000     (24,500)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                              0     (27,411)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes            27,888           0

     Gain on Sale of Real Estate for Tax Purposes
      Over (Under) Gain for Financial
      Reporting Purposes                        102,373     (27,730)

                                              ----------  ----------
           Taxable Income to Partners        $  904,046  $  164,180
                                              ==========  ==========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                               2003         2002

     Partners' Capital for
      Financial Reporting Purposes          $ 1,460,781   $ 1,583,316

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes    (543,230)            0

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes              (25,256)     (148,661)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         20,000             0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                        211,000       211,000

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes            1,002,167     1,002,167
                                             -----------   -----------
           Partners' Capital for
              Tax Reporting Purposes        $ 2,125,462   $ 2,647,822
                                             ===========   ===========


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2003                   2002
                         Carrying      Fair     Carrying      Fair
                          Amount       Value      Amount      Value

     Money Market Funds  $ 541,406  $ 541,406   $1,132,725   $1,132,725
                          ---------  ---------   ----------   ----------
       Total Cash and
        Cash Equivalents $ 541,406  $ 541,406   $1,132,725   $1,132,725
                          =========  =========   ==========   ==========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are Net Lease Management 85-B, Inc. (NLM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President and sole director and shareholder of NLM, the Individual General Partner. NLM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and NLM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, NLM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of NLM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to NLM and the fiduciary obligations of NLM to the Partnership. The director and officers of NLM are as follows:

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of NLM in May 1985, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of NLM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of NLM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and owner of NLM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of NLM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of NLM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   Net Lease Management 85-B, Inc.          0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       3.4           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*    Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.  Exhibits -
                            Description

     10.1 Purchase Agreement dated August 23, 2002 between the Partnership and Emanuel Papadakis relating to the Property at 1329 W Lincoln Highway, Merrillville, Indiana (incorporated by reference to Exhibit 10.1 of form 10-QSB filed November 5, 2002).

     10.2 Purchase Agreement dated January 23, 2003 between the Partnership and Phaedra Restaurant Corp. relating to the Property at 305 West Coliseum Road, Ft. Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 28, 2003).

     10.3 Purchase Agreement for Improved Real Estate dated February 6, 2004 between the Partnership, RTM Operating Company and Land America Financial Group, Inc. relating to the Property at 591 Old Hickory Boulevard, Jackson, Tennessee.

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

     32   Certification of Chief Executive Officer and Chief
     Financial Officer of General Partner pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.


          B.  Reports on Form 8-K - None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                             2003       2002

     Audit Fees                           $   5,813   $  6,305
     Audit-Related Fees                         500          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   6,313   $  6,305
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy for Preapproval of Audit and Permissible Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.

                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND 85-B
                               Limited Partnership
                               By: Net  Lease Management  85-B, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                          Date


/s/Robert P Johnson  President (Principal Executive Officer) March 19, 2004
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer   March 19, 2004
   Patrick W.Keene   (Principal Accounting Officer)