Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2004-05-14
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of March 31, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Period ended March 31, 2004

         Statements for the Period ended March 31, 2003:

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

         Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                     2004          2003
ASSETS:
   Cash                                         $   530,068   $   541,406
  Receivables                                             0            41
  Investments in Real Estate                      1,185,000     1,185,000
                                                 -----------   -----------
          Total Assets                            1,715,068     1,726,447
                                                 -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               13,850         8,253
  Land Remediation Estimate                         211,000       211,000
  Distributions Payable                              46,439        46,413
  Deferred Income                                    16,667             0
                                                 -----------   -----------
          Total Liabilities                         287,956       265,666
                                                 -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 6,423 Limited Partnership
  Units outstanding                             $ 1,427,112   $ 1,460,781
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIOD ENDED MARCH 31, 2004

                           (Unaudited)


SOURCES OF ADDITIONAL CASH:
  Rent                                             $    49,914
  Lease Settlement Income                               16,667
  Interest Income                                        1,289
                                                    -----------
      Total Sources of Additional Cash                  67,870
                                                    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               16,038
  Partnership Administration and Property
     Management - Unrelated Parties                     13,412
  Distributions to Partners                             49,758
                                                    -----------
      Total Uses of Additional Cash                     79,208
                                                    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                 (11,338)
-----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                           (41)
     Payable to AEI Fund Management, Inc.               (5,597)
     Distributions Payable                                 (26)
     Deferred Income                                   (16,667)
                                                    -----------
           Total Adjustment of Estimated Values        (22,331)
                                                    -----------

DECREASE IN NET ASSETS IN LIQUIDATION                  (33,669)

BEGINNING NET ASSETS IN LIQUIDATION                  1,460,781
                                                    -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 1,427,112
                                                    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)



INTEREST INCOME                                     $    2,281

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                        69,627
   Partnership Administration - Affiliates             (15,614)
   Partnership Administration and Property
      Management - Unrelated Parties                    (4,657)
   Depreciation                                        (10,443)
   Gain on Sale of Real Estate                         709,287
                                                     ----------
        Total Income from Discontinued Operations      748,200
                                                     ----------

NET INCOME                                          $  750,481
                                                     ==========

NET INCOME ALLOCATED:
   General Partners                                 $   12,771
   Limited Partners                                    737,710
                                                     ----------
                                                    $  750,481
                                                     ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                            $      .35
   Discontinued Operations                              114.50
                                                     ----------
          Total                                     $   114.85
                                                     ==========

Weighted Average Units Outstanding                       6,423
                                                     ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                       $  750,481

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         10,443
     Gain on Sale of Real Estate                        (709,287)
     Decrease in Receivables                              14,117
     Increase in Payable to
        AEI Fund Management, Inc.                          6,416
     Increase in Unearned Rent                             3,334
                                                       ----------
        Total Adjustments                               (674,977)
                                                       ----------
        Net Cash Provided By
            Operating Activities                          75,504
                                                       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds  from Sale of Real Estate                  1,540,416
-----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     394,620
   Distributions to Partners                          (1,277,053)
                                                       ----------
        Net Cash Used For
            Financing Activities                        (882,433)
                                                       ----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                  733,487

CASH AND CASH EQUIVALENTS, beginning of period         1,132,725
                                                       ----------
CASH AND CASH EQUIVALENTS, end of period              $1,866,212
                                                       ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2002  $      0   $ 1,583,316  $ 1,583,316    6,422.96

  Distributions              (12,771)   (1,264,282)  (1,277,053)

  Net Income                  12,771       737,710      750,481
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2003     $      0   $ 1,056,744  $ 1,056,744    6,422.96
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon signed purchase agreements or sales negotiations in progress. The adjustment increased Investments in Real Estate by $536,885 in 2003. At March 31, 2004, the estimated values were based on signed purchase agreements, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Payable to AEI Fund Management -

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

     On February 25, 2003, the Partnership sold the Cheddar's restaurant in Fort Wayne, Indiana to an affiliate of the tenant. The Partnership received net sale proceeds of $1,540,416, which resulted in a net gain of $709,287. At the time of the sale, the cost and related accumulated depreciation was $1,480,553 and $649,424, respectively.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6) Discontinued Operations - (Continued)

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the tenant. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the tenant. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied the balance of the payment to unpaid real estate taxes for 2003 and 2004. On March 25, 2004, the Partnership received the second settlement payment of $16,667, which is subject to a contingency for 90 days. At March 31, 2004, this second payment was classified as Deferred Income. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     In  March 2004, the Partnership entered into an agreement to sell  the property to an unrelated third party.  If the sale
     is   completed,  the  Partnership  expects  to  receive  net
     proceeds of approximately $135,000.

     In February 2004, the Partnership entered into an agreement to sell the Arby's in Jackson, Tennessee to the lessee. If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000.

     In March 2004, the Partnership has entered into an agreement to sell its 16.3486% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $180,000.

     All three potential property sales discussed above are subject to contingencies and may not be completed. If any one of the sales are not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2004, the estimated real estate values were based upon signed purchase agreements. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $49,873 and $69,627, respectively. During the same periods, the Partnership recognized interest income of $1,289 and $2,281, respectively. In 2004, rental income decreased as a result of property sales.

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses to affiliated parties of $16,038 and $15,614, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,009 and $4,657, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of expenses incurred related to the Arby's restaurant in Colorado Springs, Colorado.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        At March 31, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($22,331) and $530,897, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the
Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the tenant. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the tenant. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied the balance of the payment to unpaid real estate taxes for 2003 and 2004. On March 25, 2004, the Partnership received the second settlement payment of $16,667, which is subject to a contingency for 90 days. At March 31, 2004, this second payment was classified as Deferred Income. The property has been listed for sale or lease with a local real estate broker. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        In March 2004, the Partnership entered into an agreement to sell the property to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $135,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.


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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

       During the three months ended March 31, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $33,669 mainly as a result of cash distributions paid to the Partners in excess of cash generated from rental activities. During the three months ended March 31, 2003, while in the operating phase, the Partnership's cash balances increased $733,487 as a result of cash generated from the sale of property, which was partially offset by cash distributions of net sale proceeds paid to the Partners.

        On February 25, 2003, the Partnership sold the Cheddar's restaurant in Fort Wayne, Indiana to an affiliate of the tenant. The Partnership received net sale proceeds of $1,540,416, which resulted in a net gain of $709,287. At the time of the sale, the cost and related accumulated depreciation was $1,480,553 and $649,424, respectively.

         In February 2004, the Partnership entered into an agreement to sell the Arby's in Jackson, Tennessee to the lessee.
If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000.

        In March 2004, the Partnership has entered into an agreement to sell its 16.3486% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $180,000.

        The two potential property sales discussed above are subject to contingencies and may not be completed. If either of the sales are not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $49,784 and $1,277,053, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $49,286 and $1,264,282 and the General Partners received distributions of $498 and $12,771 for the periods, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

       Of the 6,323 Voting Units, 4,341 voted for the proposal and 17 voted against. As a result, the proposal was approved.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1  Purchase  Agreement dated March 22,  2004  between  the
    Partnership  and  Alberta  E.  Delatorre  relating   to   the
    Property  at 3008 Academy Boulevard South, Colorado  Springs,
    Colorado.

    10.2  Purchase  Agreement dated March 30,  2004  between  the
    Partnership, AEI Real Estate Fund XVI Limited Partnership and Paul E. Weiss II relating to the Property at 37201 Ryan
    Road, Sterling Heights, Michigan.

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

    32   Certification of Chief Executive Officer and Chief
    Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management  85-B, Inc.
                              Its: Managing General Partner



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