Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2004-08-13
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of June 30, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Periods ended June 30, 2004

         Statements for the Periods ended June 30, 2003:

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

         Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                 2004            2003
ASSETS:
  Cash                                      $   817,689      $   541,406
  Receivables                                         0               41
  Investments in Real Estate                    870,000        1,185,000
                                             -----------      -----------
          Total Assets                        1,687,689        1,726,447
                                             -----------      -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.            9,321           8,253
  Land Remediation Estimate                     211,000         211,000
  Distributions Payable                         505,051          46,413
  Deferred Income                                16,667               0
                                             -----------      -----------
          Total Liabilities                     742,039         265,666
                                             -----------      -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 6,423 Limited Partnership Units
 outstanding                                $   945,650      $1,460,781
                                             ===========      ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED JUNE 30, 2004

                           (Unaudited)

                                            Three Months         Six Months
SOURCES OF ADDITIONAL CASH:
  Rent                                       $    27,458         $    77,372
  Lease Settlement Income                         16,693              33,360
  Interest Income                                  1,517               2,806
  Proceeds from Sale of Real Estate              322,121             322,121
                                              -----------         -----------
      Total Sources of Additional Cash           367,789             435,659
                                              -----------         -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates         12,019              28,057
  Partnership Administration and Property
     Management - Unrelated Parties               21,710              35,122
  Distributions to Partners                       46,439              96,197
                                              -----------         -----------
      Total Uses of Additional Cash               80,168             159,376
                                              -----------         -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                           287,621             276,283
                                              -----------         -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                       0                 (41)
     Payable to AEI Fund Management, Inc.          4,529              (1,068)
     Distributions Payable                      (458,612)           (458,638)
     Deferred Income                                   0             (16,667)
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                        (315,000)           (315,000)
                                              -----------         -----------
       Total Adjustment of Estimated Values     (769,083)           (791,414)
                                              -----------         -----------

DECREASE IN NET ASSETS IN LIQUIDATION           (481,462)           (515,131)

BEGINNING NET ASSETS IN LIQUIDATION            1,427,112           1,460,781
                                              -----------         -----------
ENDING NET ASSETS IN LIQUIDATION             $   945,650         $   945,650
                                              ===========         ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 30, 2003

                           (Unaudited)

                                         Three Months        Six Months

INTEREST INCOME                           $   1,536           $   3,817

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                              39,772             109,399
  Partnership Administration - Affiliates    (9,280)            (24,894)
  Partnership Administration and Property
     Management - Unrelated Parties          (8,560)            (13,217)
  Depreciation                               (6,580)            (17,023)
  Real Estate Impairment                    (27,888)            (27,888)
  Gain on Sale of Real Estate                     0             709,287
                                           ---------           ---------
      Total Income (Loss) from
        Discontinued Operations             (12,536)            735,664
                                           ---------           ---------

NET INCOME (LOSS)                         $ (11,000)          $ 739,481
                                           =========           =========

NET INCOME (LOSS) ALLOCATED:
  General Partners                        $     497           $  13,268
  Limited Partners                          (11,497)            726,213
                                           ---------           ---------
                                          $ (11,000)          $ 739,481
                                           =========           =========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                   $     .24           $     .59
  Discontinued Operations                     (2.03)             112.47
                                           ---------           ---------
      Total                               $   (1.79)          $  113.06
                                           =========           =========

Weighted Average Units Outstanding            6,423               6,423
                                           =========           =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $   739,481

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             17,023
     Real Estate Impairment                                   27,888
     Gain on Sale of Real Estate                            (709,287)
     Decrease in Receivables                                  14,117
     Decrease in Payable to
        AEI Fund Management, Inc.                               (144)
                                                          -----------
        Total Adjustments                                   (650,403)
                                                          -----------
        Net Cash Provided By
            Operating Activities                              89,078
                                                          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds  from Sale of Real Estate                      1,540,416
                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        (831,623)
   Distributions to Partners                              (1,326,837)
                                                          -----------
        Net Cash Used For
            Financing Activities                          (2,158,460)
                                                          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (528,966)

CASH AND CASH EQUIVALENTS, beginning of period             1,132,725
                                                          -----------
CASH AND CASH EQUIVALENTS, end of period                 $   603,759
                                                          ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED JUNE 30, 2003

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 2002   $      0   $ 1,583,316   $ 1,583,316   6,422.96

  Distributions               (13,268)   (1,313,569)   (1,326,837)

  Net Income                   13,268       726,213       739,481
                              --------   -----------   ----------- -----------
BALANCE, June 30, 2003       $      0   $   995,960   $   995,960   6,422.96
                              ========   ===========  ============ ===========





 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

     Financial Statement Presentation

       Because liquidation was anticipated, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis. Effective October 1, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon signed purchase agreements or sales negotiations in progress. The adjustment increased Investments in Real Estate by $536,885 in 2003. At June 30, 2004, the estimated value was based on a signed purchase agreement, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. On March 25, 2004, the Partnership received the second settlement payment of $16,667, which was subject to a contingency for 90 days. On June 1, 2004, the Partnership received the third settlement payment of $16,667, which is subject to a contingency for 90 days. At June 30, 2004, this third payment was classified as Deferred Income. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

     In March 2004, the Partnership entered into an agreement to sell the property to an unrelated third party. On June 2, 2004, the sale closed with the Partnership receiving net sale proceeds of $138,113. At December 31, 2003, the estimated net realizable value was $135,000.

     In March 2004, the Partnership entered into an agreement to sell its 16.3486% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. On May 26, 2004, the sale closed with the Partnership receiving net sale proceeds of $184,008. At December 31, 2003, the estimated net realizable value was $180,000.

     In February 2004, the Partnership entered into an agreement to sell the Arby's restaurant in Jackson, Tennessee to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

     In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit. In March 2003, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $186.83 per Limited Partnership Unit.


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2004, the estimated real estate value was based upon a signed purchase agreement. Any changes in this estimate could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $77,331 and $109,399, respectively. During the same periods, the Partnership recognized interest income of $2,806 and $3,817, respectively. In 2004, rental income decreased as a result of property sales.

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $28,057 and $24,894, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,190 and $13,217, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Arby's restaurant in Colorado Springs, Colorado.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        At June 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($791,414) and $530,897, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the
Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. On March 25, 2004, the Partnership received the second settlement payment of $16,667, which was subject to a contingency for 90 days. On June 1, 2004, the Partnership received the third settlement payment of $16,667, which is subject to a contingency for 90 days. At June 30, 2004, this third payment was classified as Deferred Income. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

        In March 2004, the Partnership entered into an agreement to sell the property to an unrelated third party. On June 2, 2004, the sale closed with the Partnership receiving net sale proceeds of $138,113. At December 31, 2003, the estimated net realizable value was $135,000.


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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

        During the six months ended June 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $515,131 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the six months ended June 30, 2003, while in the operating phase, the Partnership's cash balances decreased $528,966 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period.

        On February 25, 2003, the Partnership sold the Cheddar's restaurant in Fort Wayne, Indiana to an affiliate of the tenant. The Partnership received net sale proceeds of $1,540,416, which resulted in a net gain of $709,287. At the time of the sale, the cost and related accumulated depreciation was $1,480,553 and $649,424, respectively.

        In March 2004, the Partnership entered into an agreement to sell its 16.3486% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. On May 26, 2004, the sale closed with the Partnership receiving net sale proceeds of $184,008. At December 31, 2003, the estimated net realizable value was $180,000.

         In February 2004, the Partnership entered into an agreement to sell the Arby's restaurant in Jackson, Tennessee to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $554,835 and $1,326,837, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $549,287 and $1,313,569 and the General Partners received
distributions   of   $5,548   and  $13,268   for   the   periods,
respectively.

        In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit. In March 2003, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $186.83 per Limited Partnership Unit.

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


Dated:  August 10, 2004       AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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