Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2004-11-12
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of September 30, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Periods ended September 30, 2004

         Statements for the Periods ended September 30, 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                    2004            2003
ASSETS:
   Cash                                        $   342,442      $   541,406
  Receivables                                       13,320               41
  Investments in Real Estate                     1,529,000        1,185,000
                                                -----------      -----------
          Total Assets                           1,884,762        1,726,447
                                                -----------      -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               9,420            8,253
  Land Remediation Estimate                        211,000          211,000
  Distributions Payable                             44,101           46,413
                                                -----------      -----------
          Total Liabilities                        264,521          265,666
                                                -----------      -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including  6,423 Limited Partnership
 Units outstanding                             $ 1,620,241      $ 1,460,781
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE PERIODS ENDED SEPTEMBER 30, 2004

                           (Unaudited)

                                              Three Months       Nine Months
SOURCES OF ADDITIONAL CASH:
  Rent                                          $   23,961       $  101,333
  Lease Settlement Income                           16,667           50,027
  Interest Income                                      989            3,795
  Proceeds from Sale of Real Estate                      0          322,121
                                                 ----------       ----------
      Total Sources of Additional Cash              41,617          477,276
                                                 ----------       ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            9,717           37,774
  Partnership Administration and Property
     Management - Unrelated Parties                  2,096           37,218
  Distributions to Partners                        505,051          601,248
                                                 ----------       ----------
      Total Uses of Additional Cash                516,864          676,240
                                                 ----------       ----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                            (475,247)        (198,964)
                                                 ----------       ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                    13,320           13,279
     Real Estate                                   659,000          659,000
     Payable to AEI Fund Management, Inc.              (99)          (1,167)
     Distributions Payable                         460,950            2,312
     Deferred Income                                16,667                0
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                                 0         (315,000)
                                                 ----------       ----------
       Total  Adjustment of Estimated Values     1,149,838          358,424
                                                 ----------       ----------

INCREASE IN NET ASSETS IN LIQUIDATION              674,591          159,460

BEGINNING NET ASSETS IN LIQUIDATION                945,650        1,460,781
                                                 ----------       ----------
ENDING NET ASSETS IN LIQUIDATION                $1,620,241       $1,620,241
                                                 ==========       ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE PERIODS ENDED SEPTEMBER 30, 2003

                           (Unaudited)

                                             Three Months     Nine Months

INTEREST INCOME                               $   1,416        $   5,233

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                  29,771          139,170
  Partnership Administration - Affiliates       (12,892)         (37,786)
  Partnership Administration and Property
     Management - Unrelated Parties              (4,009)         (17,226)
  Depreciation                                   (6,344)         (23,367)
  Real Estate Impairment                              0          (27,888)
  Gain on Sale of Real Estate                         0          709,287
                                               ---------        ---------
      Total Income from Discontinued Operations   6,526          742,190
                                               ---------        ---------

NET INCOME                                    $   7,942        $ 747,423
                                               =========        =========

NET INCOME ALLOCATED:
  General Partners                            $     498        $  13,766
  Limited Partners                                7,444          733,657
                                               ---------        ---------
                                              $   7,942        $ 747,423
                                               =========        =========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $     .22        $     .81
  Discontinued Operations                           .94           113.41
                                               ---------        ---------
      Total                                   $    1.16        $  114.22
                                               =========        =========

Weighted Average Units Outstanding                6,423            6,423
                                               =========        =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
       FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $   747,423

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             23,367
     Real Estate Impairment                                   27,888
     Gain on Sale of Real Estate                            (709,287)
     Decrease in Receivables                                  14,117
     Decrease in Payable to
        AEI Fund Management, Inc.                             (2,765)
                                                          -----------
        Total Adjustments                                   (646,680)
                                                          -----------
        Net Cash Provided By
            Operating Activities                             100,743
                                                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds  from Sale of Real Estate                      1,540,416
                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        (831,623)
   Distributions to Partners                              (1,376,622)
                                                          -----------
        Net Cash Used For
            Financing Activities                          (2,208,245)
                                                          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (567,086)

CASH AND CASH EQUIVALENTS, beginning of period             1,132,725
                                                          -----------
CASH AND CASH EQUIVALENTS, end of period                 $   565,639
                                                          ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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
                             =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon signed purchase agreements or sales negotiations in progress. The adjustment increased Investments in Real Estate by $536,885 in 2003. At September 30, 2004, the estimated value was based upon comparable sales of similar properties, which resulted in an additional adjustment that increased Investments in Real Estate by $659,000. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6) Discontinued Operations - (Continued)

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. During the next five months, the Partnership received the remainder of the settlement in three payments of $16,667 each, which were subject to contingencies for 90 days. For the nine months ended September 30, 2004, the Partnership recognized Lease Settlement Income of $50,027. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

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

     In February 2004, the Partnership entered into an agreement to sell the Arby's restaurant in Jackson, Tennessee to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $870,000. In September 2004, the lessee's plans for the property changed and it advised the Partnership that it did not want to complete the purchase. The Partnership responded by proposing an amendment to the lease to extend the lease term to 15 years, eliminate the lessee's option to purchase the property at a fixed price, increase the annual base rent from $95,842 to $105,000 and eliminate the percentage rent clause. The lessee agreed to these terms and the lease amendment took effect on October 1, 2004. Based on these amended lease terms, the Partnership recognized a $659,000 adjustment to increase the estimated net realizable value of the property to $1,529,000. The Partnership hopes to have the property sold before the end of the year.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2004, the estimated real estate value was based upon comparable sales of similar properties. Any changes in this estimate could cause material changes in the net assets in liquidation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $114,612 and $139,170, respectively. During the same periods, the Partnership recognized interest income of $3,795 and $5,233, respectively. In 2004, rental income decreased as a result of property sales.

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $37,774 and $37,786, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $38,385 and $17,226, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Arby's restaurant in Colorado Springs, Colorado and state income taxes related to the Arby's in Jackson, Tennessee.

         At September 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of $358,424 and $530,897, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the
Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. During the next five months, the Partnership received the remainder of the settlement in three payments of $16,667 each, which were subject to contingencies for 90 days. For the nine months ended September 30, 2004, the Partnership recognized Lease Settlement Income of $50,027. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the nine months ended September 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $159,460 mainly as a result of an increase in the estimated net realizable value of Investments in Real Estate, which was partially offset by cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period. During the nine months ended September 30, 2003, while in the operating phase, the Partnership's cash balances decreased $567,086 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period.

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

         In February 2004, the Partnership entered into an agreement to sell the Arby's restaurant in Jackson, Tennessee to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $870,000. In September 2004, the lessee's plans for the property changed and it advised the Partnership that it did not want to complete the purchase. The Partnership responded by proposing an amendment to the lease to extend the lease term to 15 years, eliminate the lessee's option to purchase the property at a fixed price, increase the annual base rent from $95,842 to $105,000 and eliminate the percentage rent clause. The lessee agreed to these terms and the lease amendment took effect on October 1, 2004. Based on these amended lease terms, the Partnership recognized a $659,000 adjustment to increase the estimated net realizable value of the property to $1,529,000. The Partnership hopes to have the property sold before the end of the year.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $598,936 and $1,376,622, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $592,946 and $1,362,856 and the General Partners received distributions of $5,990 and $13,766 for the periods, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The continuing rent payments from the property, together with cash generated from property sales and the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations, including the potential obligations associated with remediation of contaminated soil at the property in Park Forest, Illinois.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

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


Dated:  November 10, 2004     AEI Real Estate Fund 85-B
                              Limited Partnership
                              By:  Net  Lease Management  85-B, Inc.
                              Its: Managing General Partner



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