Form 10KSB
period 2004-12-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2005-03-30
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $140,862.

As of February 28, 2005, there were 6,419.56 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,419,560.

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

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2005, the Partnership anticipates liquidation to occur by December 31, 2005.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the
Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. During the next five months, the Partnership received the remainder of the settlement in three payments of $16,667 each, which were subject to contingencies for 90 days. For the year ended December 31, 2004, the Partnership recognized Lease Settlement Income of $50,027. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

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

        Subsequent to December 31, 2004, the Partnership sold 51.0894% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $781,000. The Partnership hopes to have the remaining interest in the property sold before June 30, 2005.

Major Tenants

       During 2004, two tenants contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 93% of total rental revenue in 2004. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

Description of Properties

        The Partnership's properties were commercial, single tenant buildings. The properties were acquired on a debt-free basis and were leased to various tenants under triple net leases classified as operating leases. At December 31, 2004, the Partnership owned one remaining property, an Arby's restaurant located in Jackson, Tennessee. On October 14, 1986, the property was purchased for $752,971. The property is leased to RTM Acquisition Company, LLC under a Lease Agreement that was extended during 2004 to expire on September 30, 2019. The Lease contains renewal options which may extend the Lease term an additional 10 years. Annual rental payments under the Lease are $105,000, which is $33.83 per square foot. The Partnership holds an undivided fee simple interest in the property.

       Pursuant to the Lease Agreement, the tenant is required to provide proof of adequate insurance coverage on the property. The General Partners believe the property is adequately covered by insurance and consider the property to be well-maintained and sufficient for the Partnership's operations.

        The Partnership's property is subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since the property was leased under a long-term lease, there was little competition until the Partnership decided to sell the property. At this time, the Partnership is competing with other real estate owners, on both a national and local level, in attempting to find buyers for the property.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        For  tax  purposes,  the  Partnership's  properties  were
depreciated  under  either the Accelerated Cost  Recovery  System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)   or   31.5  years  (MACRS).   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and
settlement.   These  adjustments  were  not  recognized  for  tax
purposes.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 707 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $6,431 and $14,264 were made to the General Partners and $636,606 and $1,412,142 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $450,000 and $1,200,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

       (c) None.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2004, the estimated real estate value was based upon subsequent sales of property interests and comparable sales of similar properties. Any changes in this estimate could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $140,862 and $181,994, respectively. During the same periods, the Partnership recognized interest income of $5,144 and $6,573, respectively. In 2004, rental income decreased as a result of property sales.

        For the years ended December 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $45,934 and $48,979, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,912 and $30,634, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2004 and 2003, the Partnership recognized adjustments of estimated value of $352,416 and $530,897, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the
Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. During the next five months, the Partnership received the remainder of the settlement in three payments of $16,667 each, which were subject to contingencies for 90 days. For the year ended December 31, 2004, the Partnership recognized Lease Settlement Income of $50,027. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2005, the Partnership anticipates liquidation to occur by December 31, 2005.

        During the year ended December 31, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $133,271 mainly as a result of an increase in the estimated net realizable value of Investments in Real Estate, which was partially offset by cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period. During the period from October 1, 2003 to December 31, 2003, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $506,664 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2003 to September 30, 2003, while in the operating phase, the Partnership's cash balances decreased $567,086 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Subsequent to December 31, 2004, the Partnership sold 51.0894% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $781,000. The Partnership hopes to have the remaining interest in the property sold before June 30, 2005.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $643,037 and $1,426,406, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $636,606 and $1,412,142 and the General Partners received
distributions   of   $6,431   and  $14,264   for   the   periods,
respectively.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31,
2004 and 2003

Statement of Liquidating Activities for the Year Ended December 31, 2004
 and for the Period from October 1, 2003 to December 31, 2003

Statements for the Period From January 1, 2003 to September 30, 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund 85-B Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statement of net assets available for liquidation of AEI Real Estate Fund 85-B Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the statement of income, cash flows and changes in partners' capital for the period from January 1, 2003 to September 30, 2003. We also have audited for the year ended December 31, 2004 and for the period from October 1, 2003 to December 31, 2003 the related statement of liquidating activities. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund 85-B Limited Partnership anticipate the liquidation of the Partnership during 2005. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, AEI Real Estate Fund 85-B Limited Partnership results of its operations and its cash flows for the period from January 1, 2003, to September 30, 2003, its net assets available for liquidation as of December 31, 2004 and 2003, and the statement of liquidating activities for the year ended December 31, 2004 and for the period from October 1, 2003 to December 31, 2003, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.


                           /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2004 AND 2003


                                                  2004          2003

ASSETS:
  Cash                                        $  322,261    $  541,406
  Receivables                                          0            41
  Investments in Real Estate                   1,529,000     1,185,000
                                               ----------    ----------
          Total Assets                         1,851,261     1,726,447
                                               ----------    ----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             2,108         8,253
  Land Remediation Estimate                      211,000       211,000
  Distributions Payable                           44,101        46,413
                                               ----------    ----------
          Total Liabilities                      257,209       265,666
                                               ----------    ----------
  NET ASSETS (PARTNERS' CAPITAL)
     IN LIQUIDATION, including
     6,423 Limited Partnership Units
     outstanding                              $1,594,052    $1,460,781
                                               ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
        FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE
        PERIOD FROM OCTOBER 1, 2003 TO DECEMBER 31, 2003


                                                   2004         2003

SOURCES OF ADDITIONAL CASH:
  Rent                                         $  140,903    $   42,783
  Lease Settlement Income                          50,027             0
  Interest Income                                   5,144         1,340
  Proceeds from Sale of Real Estate               322,121             0
                                                ----------    ----------
      Total Sources of Additional Cash            518,195        44,123
                                                ----------    ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates          45,934        11,193
  Partnership Administration and Property
     Management - Unrelated Parties                46,057         7,379
  Distributions to Partners                       645,349        49,784
                                                ----------    ----------
      Total Uses of Additional Cash               737,340        68,356
                                                ----------    ----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                           (219,145)      (24,233)
                                                ----------    ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                      (41)           41
     Real Estate                                  659,000       536,885
     Payable to AEI Fund Management, Inc.           6,145        (6,029)
     Distributions Payable                          2,312             0
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                         (315,000)            0
                                                ----------    ----------
      Total Adjustment of Estimated  Values       352,416       530,897
                                                ----------    ----------

INCREASE IN NET ASSETS IN LIQUIDATION             133,271       506,664

BEGINNING NET ASSETS IN LIQUIDATION             1,460,781       954,117
                                                ----------    ----------
ENDING NET ASSETS IN LIQUIDATION               $1,594,052    $1,460,781
                                                ==========    ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003




INTEREST INCOME                                      $    5,233

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                         139,170
  Partnership Administration - Affiliates               (37,786)
  Partnership Administration and Property
     Management - Unrelated Parties                     (17,226)
  Depreciation                                          (23,367)
  Real Estate Impairment                                (27,888)
  Gain on Sale of Real Estate                           709,287
                                                      ----------
       Total Income from Discontinued Operations        742,190
                                                      ----------

NET INCOME                                           $  747,423
                                                      ==========

NET INCOME ALLOCATED:
  General Partners                                   $   13,766
  Limited Partners                                      733,657
                                                      ----------
                                                     $  747,423
                                                      ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                              $      .81
  Discontinued Operations                                113.41
                                                      ----------
        Total                                        $   114.22
                                                      ==========

Weighted Average Units Outstanding                        6,423
                                                      ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  747,423

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                        23,367
     Real Estate Impairment                              27,888
     Gain on Sale of Real Estate                       (709,287)
     (Increase) Decrease in Receivables                 (14,117)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (2,765)
                                                      ----------
       Total Adjustments                               (646,680)
                                                      ----------
       Net Cash Provided By
           Operating Activities                         100,743
                                                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   1,540,416
                                                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         (831,623)
  Distributions to Partners                          (1,376,622)
  Redemption Payments                                         0
                                                      ----------
       Net Cash Used For
           Financing Activities                      (2,208,245)
                                                      ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (567,086)

CASH AND CASH EQUIVALENTS, beginning of period        1,132,725
                                                      ----------
CASH AND CASH EQUIVALENTS, end of period             $  565,639
                                                      ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003


                                                                    Limited
                                                                  Partnership
                             General     Limited                     Units
                             Partners    Partners     Total       Outstanding


BALANCE, December 31, 2002  $      0   $ 1,583,316  $ 1,583,316    6,422.96

  Distributions              (13,766)   (1,362,856)  (1,376,622)

  Net Income                  13,766       733,657      747,423
                             --------   ----------   -----------  ----------
BALANCE, September 30, 2003 $      0   $  954,117   $   954,117    6,422.96
                             ========   ==========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(1)  Organization -

     AEI Real Estate Fund 85-B Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-B, Inc. (NLM), the Managing General Partner. Robert P. Johnson, the President and sole director and shareholder of NLM, serves as the Individual General Partner. AEI Fund Management, Inc. (AEI), an affiliate of NLM, performs the administrative and operating functions for the Partnership.

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2005, the Partnership anticipates liquidation to occur by December 31, 2005.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies -

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

       Real estate is recorded at estimated net realizable value at December 31, 2004 and 2003. Through September 30, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognized an impairment loss by the amount by which the carrying amount of the property exceeded the fair value of the property.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The  buildings  and  equipment  of  the  Partnership  were depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owned a 16.3486% interest in the Children's World property. The remaining interest was owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. Each Partnership owned a separate, undivided interest in the property. No specific agreement or commitment existed between the Partnerships as to the management of their respective interests in the property, and the Partnership that held more than a 50% interest did not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.




          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                   2004          2003
a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $  45,934     $  48,979
                                                 ========      ========
b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative
  costs, outside audit costs, taxes, insurance
  and other property costs.                     $  39,912     $  30,634
                                                 ========      ========

c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $   3,111     $       0
                                                 ========      ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leased its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Arby's restaurant has a Lease that was extended during 2004 to expire on September 30, 2019. The Lease contains renewal options which may extend the Lease term an additional 10 years. The restaurant was constructed and acquired in 1986. There have been no costs capitalized as improvements subsequent to the acquisition.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon signed purchase agreements or sales negotiations in progress. The adjustment increased Investments in Real Estate by $536,885 in 2003. At December 31, 2004, the estimated value was based upon subsequent sales of property interests and comparable sales of similar properties, which resulted in an additional adjustment that increased Investments in Real
     Estate by $659,000 in 2004. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and estimated net realizable values of the property at December
     31, 2004 are as follows:

                            Historical Cost Basis            Liquidation Basis
                             Building and          Accumulated  Net Realizable
Property                Land   Equipment    Total  Depreciation    Value

Arby's, Jackson, TN $ 178,733 $ 574,238  $ 752,971  $ 380,813    $1,529,000

     For the above property, the minimum future rent payments required by the lease are as follows:

                       2005           $  105,000
                       2006              105,000
                       2007              105,000
                       2008              105,000
                       2009              105,000
                       Thereafter      1,071,651
                                       ----------
                                      $1,596,651
                                       ==========

     In 2004 and 2003, the Partnership recognized contingent rents of $13,320 and $13,013, respectively.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2004        2003
      Tenants                Industry

     RTM Acquisition
      Company, L.L.C.       Restaurant       $ 111,452   $ 108,855
     Circle Restaurant
      Company               Restaurant          20,000      20,000
     Phaedra Partners, LTD  Restaurant             N/A      29,857
     Knowledge Learning
      Enterprises, Inc.     Child Care             N/A      23,282
                                              ---------   ---------
     Aggregate rent revenue of major tenants $ 131,452   $ 181,994
                                              =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             93%        100%
                                              =========   =========

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6) Discontinued Operations - (Continued)

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

     Subsequently, the lessee closed the restaurant, stopped making rent payments and broke off communications with the Partnership. At December 31, 2003, the lessee owed $20,000 for past due rent, which was not accrued. The Partnership commenced a legal action against the lessee to recover all amounts due under the Lease. In February 2004, the Partnership reached a settlement with the lessee. In exchange for $75,000, payable over six months, the Partnership agreed to terminate the Lease and dismiss all claims against the lessee. On February 4, 2004, the Partnership received the first settlement payment of $25,000, which was subject to a contingency for 90 days. The contingency expired and the Partnership applied $20,000 of the payment against the past due rent discussed above and applied $4,974 to unpaid real estate taxes for 2003 and 2004. The balance was recognized as Lease Settlement Income. During the next five months, the Partnership received the remainder of the settlement in three payments of $16,667 each, which were subject to contingencies for 90 days. For the year ended December 31, 2004, the Partnership recognized Lease Settlement Income of $50,027. While the property was vacant, the Partnership was responsible for costs required to maintain the property.

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)   Discontinued Operations - (Continued)

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

     Subsequent to December 31, 2004, the Partnership sold 51.0894% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $781,000. The Partnership hopes to have the remaining interest in the property sold before June 30, 2005.

     In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit. In March 2003, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $186.83 per Limited Partnership Unit.

(7)  Partners' Capital -

     Cash distributions of $6,431 and $14,264 were made to the General Partners and $636,606 and $1,412,142 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $99.11 and $219.86 per Limited Partnership Unit outstanding using 6,423 weighted average Units in 2004 and 2003.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $450,000 and $1,200,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $543.79 per original $1,000 invested.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2003, the Partnership no longer reports Net Income after this date. The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2004        2003

     Net Income for Financial Reporting
      Purposes - Going Concern Basis       $        0  $  747,423

     Decrease in Net Assets in Liquidation
      Before Adjustment                      (219,145)    (24,233)

     Distributions to Partners During the
      Liquidation Phase                      (645,349)    (49,784)

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes 1,027,189      87,236

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                      (25,796)     (6,857)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                      (20,000)     20,000

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes               0      27,888

     Gain on Sale of Real Estate for Tax Purposes
      Over (Under) Gain for Financial
      Reporting Purposes                      (51,755)    102,373

                                            ----------  ----------
           Taxable Income to Partners      $   65,144  $  904,046
                                            ==========  ==========

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

                                                2004         2003

     Partners' Capital for
      Financial Reporting Purposes          $1,594,052   $1,460,781

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes (1,156,842)    (543,230)

     Adjusted Tax Basis of Investments
      in Real Estate Under Net
      Investments in Real Estate for
      Financial Reporting Purposes            (102,807)     (25,256)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                             0       20,000

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                       211,000      211,000

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes           1,002,167    1,002,167
                                             ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes        $1,547,570   $2,125,462
                                             ==========   ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2004                  2003
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount       Value

     Money Market Funds  $ 322,261   $ 322,261  $ 541,406   $ 541,406
                          ---------   ---------  ---------   ---------
      Total Cash and
        Cash Equivalents $ 322,261   $ 322,261  $ 541,406   $ 541,406
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

ITEM 8B.  OTHER INFORMATION.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of NLM in May 1985, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of NLM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.


                             PART IV

ITEM 13.  EXHIBITS.

                           Description

     10.1 Purchase Agreement for Improved Real Estate dated February 6, 2004 between the Partnership, RTM Operating Company and Land America Financial Group, Inc. relating to the Property at 591 Old Hickory Boulevard, Jackson, Tennessee.

     10.2 Purchase Agreement dated March 22, 2004 between the Partnership and Alberta E. Delatorre relating to the Property at 3008 Academy Boulevard South, Colorado Springs, Colorado (incorporated by reference to Exhibit 10.1 of form 10-QSB filed May 11, 2004).

     10.3 Purchase Agreement dated March 30, 2004 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Paul E. Weiss II relating to the Property at 37201 Ryan Road, Sterling Heights, Michigan (incorporated by reference to Exhibit 10.2 of form 10-QSB filed May 11, 2004).

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

     32   Certification of Chief Executive Officer and Chief
     Financial Officer of General Partner pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $   6,700   $  5,813
     Audit-Related Fees                           0        500
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $   6,700   $  6,313
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

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                          AEI REAL ESTATE FUND 85-B
                          Limited Partnership
                          By:  Net  Lease Management  85-B, Inc.
                              Its Managing General Partner


March 21, 2005            By: /s/ Robert P Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                        Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 21, 2005
    Robert P.Johnson  and Sole Director of Managing General
                       Partner

/s/ Patrick W Keene    Chief Financial Officer and Treasurer   March 21, 2005
    Patrick W.Keene    (Principal Accounting Officer)