Form 10QSB
period 2005-03-31
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2005-05-13
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of March 31, 2005 and December 31, 2004

         Statement of Liquidating Activities for the Periods ended March 31, 2005 and 2004

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                                                     2005          2004
ASSETS:
  Cash                                          $ 1,073,088    $   322,261
  Investments in Real Estate                        748,000      1,529,000
                                                 -----------    -----------
          Total Assets                            1,821,088      1,851,261
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                6,900          2,108
  Land Remediation Estimate                         211,000        211,000
  Distributions Payable                             549,152         44,101
                                                 -----------    -----------
          Total Liabilities                         767,052        257,209
                                                 -----------    -----------
  NET ASSETS (PARTNERS' CAPITAL)
   IN LIQUIDATION, including
   6,423  Limited Partnership Units outstanding $ 1,054,036    $ 1,594,052
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004
SOURCES OF ADDITIONAL CASH:
  Rent                                             $    17,934   $    49,914
  Lease Settlement Income                                    0        16,667
  Interest Income                                        4,393         1,289
  Proceeds from Sale of Real Estate                    786,640             0
                                                    -----------   -----------
      Total Sources of Additional Cash                 808,967        67,870
                                                    -----------   -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               11,093        16,038
  Partnership Administration and Property
     Management - Unrelated Parties                      2,946        13,412
  Distributions to Partners                             44,101        49,758
                                                    -----------   -----------
      Total Uses of Additional Cash                     58,140        79,208
                                                    -----------   -----------
INCREASE (DECREASE) IN NET ASSETS IN
   LIQUIDATION  BEFORE ADJUSTMENTS                     750,827       (11,338)
                                                    -----------   -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                             0           (41)
     Payable to AEI Fund Management, Inc.               (4,792)       (5,597)
     Distributions Payable                            (505,051)          (26)
     Deferred Income                                         0       (16,667)
     Net Realizable Value of Real Estate Sold         (781,000)            0
                                                    -----------   -----------
       Total Adjustment of Estimated Values         (1,290,843)      (22,331)
                                                    -----------   -----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (540,016)      (33,669)

BEGINNING NET ASSETS IN LIQUIDATION                  1,594,052     1,460,781
                                                    -----------   -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 1,054,036   $ 1,427,112
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. The Partnership anticipates liquidation to occur by June 30, 2005.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2004, the estimated value was based upon subsequent sales of property interests and comparable sales of similar properties, which resulted in an adjustment that increased
     Investments in Real Estate by $659,000 in 2004. At March 31, 2005, the estimated value was based upon a subsequent sale of a property interest, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

(5)  Discontinued Operations -

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

(5)  Discontinued Operations - (Continued)

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

     During the first quarter of 2005, the Partnership sold 51.0894% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $786,640. At December 31, 2004, the estimated net realizable value of the interests sold was $781,000.

     Subsequent to March 31, 2005, the Partnership sold its remaining interest of 48.9106% in the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $748,000.

     In March 2005, the Partnership distributed $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $77.85 per Limited Partnership Unit. In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2005, the estimated real estate value was based upon a subsequent sale of a property interest. Any changes in this estimate could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, while in the liquidation phase, the Partnership recognized rental income of $17,934 and $49,914, respectively. During the same periods, the Partnership recognized interest income of $4,393 and $1,289, respectively. In 2005, rental income decreased as a result of property sales.

        For the three months ended March 31, 2005 and 2004, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $11,093 and $16,038, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $2,946 and $13,412, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, as the result of expenses incurred in 2004 related to properties that were subsequently sold during 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        At March 31, 2005 and 2004, the Partnership recognized adjustments of estimated values of ($1,290,843) and ($22,331), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. The Partnership anticipates liquidation to occur by June 30, 2005.

        During the three months ended March 31, 2005, the Partnership's Net Assets in Liquidation decreased $540,016 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the three months ended March 31, 2004, the Partnership's Net Assets in Liquidation decreased $33,669 mainly as a result of cash distributions paid to the Partners in excess of cash generated from rental activities.

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

        During the first quarter of 2005, the Partnership sold 51.0894% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $786,640. At December 31, 2004, the estimated net realizable value of the interests sold was $781,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent  to March 31, 2005, the Partnership  sold  its
remaining  interest of 48.9106% in the Arby's  restaurant  to  an
unrelated  third  party.   The  Partnership  received  net   sale
proceeds of approximately $748,000.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $549,152 and $49,784, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $543,660 and $49,286 and the General Partners received distributions of $5,492 and $498 for the periods, respectively.

       In March 2005, the Partnership distributed $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $77.85 per Limited Partnership Unit. In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit.

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


Dated:  May 6, 2005           AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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