Form 10QSB
period 2005-06-30
AEI REAL ESTATE FUND 85-B LTD PARTNERSHIP
filed 2005-08-12
CIK 771677

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of June 30, 2005 and December 31, 2004

          Statement of Liquidating Activities for the Periods ended June 30, 2005 and 2004

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

 Item 3.  Controls and Procedures

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                                                 2005           2004
ASSETS:
  Cash                                        $         0   $   322,261
  Investments in Real Estate                            0     1,529,000
                                               -----------   -----------
          Total Assets                                  0     1,851,261
                                               -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  0         2,108
  Land Remediation Estimate                             0       211,000
  Distributions Payable                                 0        44,101
                                               -----------   -----------
          Total Liabilities                             0       257,209
                                               -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 0 and 6,423 Limited Partnership Units
  outstanding, respectively                   $         0   $ 1,594,052
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30
                           (Unaudited)

                                 Three Months Ended      Six Months Ended
                                6/30/05       6/30/04   6/30/05     6/30/04
SOURCES OF ADDITIONAL CASH:
  Rent                          $      571  $   27,458  $   18,505 $   77,372
  Lease Settlement Income                0      16,693           0     33,360
  Interest Income                    8,428       1,517      12,821      2,806
  Proceedsfrom Sale of Real Estate 746,286     322,121   1,532,926    322,121
                                 ----------  ----------  ---------- ----------
      Total Sources of
       Additional Cash             755,285     367,789   1,564,252    435,659
                                 ----------  ----------  ---------- ----------
USES OF ADDITIONAL CASH:
  Partnership Administration -
    Affiliates                       6,060      12,019      17,153     28,057
  Partnership Administration and Property
     Management - Unrelated Parties  9,750      21,710      12,696     35,122
  Tennessee Excise Tax              61,911           0      61,911          0
  Distributions to Partners      1,750,652      46,439   1,794,753     96,197
                                 ----------  ----------  ---------- ----------
   Total Uses of Additional Cash 1,828,373      80,168   1,886,513    159,376
                                 ----------  ----------  ---------- ----------
INCREASE (DECREASE) IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS            (1,073,088)    287,621    (322,261)   276,283
                                 ----------  ----------  ---------- ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
   Receivables                           0           0           0        (41)
   Payable to AEI Fund
     Management, Inc.                6,900       4,529       2,108     (1,068)
   Land Remediation Estimate       211,000           0     211,000          0
   Distributions Payable           549,152    (458,612)     44,101   (458,638)
   Deferred Income                       0           0           0    (16,667)
   Net Realizable Value of
     Real Estate Sold(748,000)    (315,000) (1,529,000)   (315,000)
                                 ----------  ----------  ---------- ----------
      Total Adjustment of
         Estimated Values           19,052    (769,083) (1,271,791)  (791,414)
                                 ----------  ----------  ---------- ----------
DECREASE IN NET ASSETS
   IN LIQUIDATION               (1,054,036)   (481,462) (1,594,052)  (515,131)

BEGINNING NET ASSETS
   IN LIQUIDATION                1,054,036   1,427,112   1,594,052  1,460,781
                                 ----------  ----------  ---------- ----------
ENDING NET ASSETS
   IN LIQUIDATION               $        0  $  945,650  $        0 $  945,650
                                 ==========  ==========  ========== ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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


          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. As of June 30, 2005, the Partnership was liquidated.

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

          AEI REAL ESTATE FUND 85-B LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations -

     In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. In October 1996, an estimate for site remediation work, which included soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. On August 5, 1998, the Partnership sold the property to the tenant. As a result of the liquidation of the Partnership, the liability for the potential reclamation work was removed from the Partnership's balance sheet.

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

     During the first six months of 2005, the Partnership sold the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,532,926. At December 31, 2004, the estimated net realizable value of the interests sold was $1,529,000. The State of Tennessee imposes an excise tax on the taxable income of a partnership that is earned in Tennessee. For the six months ended June 30, 2005, the
     Partnership incurred $61,911 of excise tax related to the taxable gain on sale of the Arby's restaurant.

     During the first six months of 2005, the Partnership distributed $1,679,865 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $258.93 per Limited Partnership Unit. In June 2004, the Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit.

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, while in the liquidation phase, the Partnership recognized rental income of $18,505 and $77,331, respectively. During the same periods, the Partnership recognized interest income of $12,821 and $2,806, respectively. In 2005, rental income decreased as a result of property sales.

        For the six months ended June 30, 2005 and 2004, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $17,153 and $28,057, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,588 and $36,190, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, as the result of expenses incurred in 2004 related to properties that were subsequently sold during 2004.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        At June 30, 2005 and 2004, the Partnership recognized adjustments of estimated values of ($1,271,791) and ($791,414), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        In 1996, in anticipation of selling a property in Park Forest, Illinois, the Partnership conducted an environmental soil contamination investigation of the property. The investigation revealed contamination of approximately 2,750 cubic yards exceeding Tier 1 soil migration to Class II groundwater, which will need to be remediated. The contamination has been identified as petroleum constituents and is believed to have been caused by underground storage tanks in place when the property was operated as a gasoline station, prior to the Partnership's ownership. In October 1996, an estimate for site remediation work, which included soil removal, tank removal, soil sampling, backfilling and reporting, of $211,000 was received from an environmental engineering firm. It has not been determined when the reclamation work will begin, how long it will take to complete or whether there are any sources available for indemnification of the reclamation costs. On August 5, 1998, the Partnership sold the property to the tenant. As a result of the liquidation of the Partnership, the liability for the potential reclamation work was removed from the Partnership's balance sheet.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. As of June 30, 2005, the Partnership was liquidated.

         During the six months ended June 30, 2005, the Partnership's Net Assets in Liquidation decreased $1,594,052 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the six months ended June 30, 2004, the Partnership's Net Assets in Liquidation decreased $515,131 mainly as a result of cash distributions of net sale proceeds paid to the Partners.

        In March 2004, the Partnership entered into an agreement to sell its 16.3486% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. On May 26, 2004, the sale closed with the Partnership receiving net sale proceeds of $184,008. At December 31, 2003, the estimated net realizable value was $180,000.

         In February 2004, the Partnership entered into an agreement to sell its Arby's restaurant in Jackson, Tennessee to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $870,000. In September 2004, the lessee's plans for the property changed and it advised the Partnership that it did not want to complete the purchase. The Partnership responded by proposing an amendment to the lease to extend the lease term to 15 years, eliminate the lessee's option to purchase the property at a fixed price, increase the annual base rent from $95,842 to $105,000 and eliminate the percentage rent clause. The lessee agreed to these terms and the lease amendment took effect on October 1, 2004. Based on these amended lease terms, the Partnership recognized a $659,000 adjustment to increase the estimated net realizable value of the property to $1,529,000.

        During the first six months of 2005, the Partnership sold the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,532,926. At December 31, 2004, the estimated net realizable value of the interests sold was $1,529,000. The State of Tennessee imposes an excise tax on the taxable income of a partnership that is earned in Tennessee. For the six months ended June 30, 2005, the Partnership incurred $61,911 of excise tax related to the taxable gain on sale of the Arby's restaurant.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declared its regular quarterly distributions before the end of each quarter and paid the distribution in the first week after the end of each quarter. For the six months ended June 30, 2005 and 2004, the Partnership declared distributions of $1,750,652 and $554,835, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,733,145 and $549,287 and the General Partners received distributions of $17,507 and $5,548 for the periods, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2005, the Partnership distributed $1,679,866 of net sale proceeds to the Limited and General Partners, which represented a return of capital of
$258.93  per  Limited  Partnership  Unit.   In  June  2004,   the
Partnership distributed $454,545 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $70.06 per Limited Partnership Unit.

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


Dated:  August 5, 2005        AEI Real Estate Fund 85-B
                              Limited Partnership
                              By: Net Lease Management 85-B, Inc.
                              Its: Managing General Partner



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